Form 10-Q
period 2026-03-31
Enviri Corp
filed 2026-06-08
CIK 2104052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-43207

ENVIRI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			41-2897233
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)
Two Logan Square 100-120 North 18th Street, 17th Floor,	Philadelphia,	Pennsylvania	19103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code:  267-857-8715

Enviri II Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	NVRI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2026
Common stock, par value $0.00001 per share	28,103,750

ENVIRI II CORPORATION
FORM 10-Q

Explanatory Note

As further described below, on June 1, 2026, the transactions contemplated by the Separation Agreement and the Merger Agreement were completed, and New Enviri is now a separate, publicly traded company that holds the Harsco Environmental and Rail segments. See “Glossary” for the definition of certain capitalized terms used in this Quarterly Report on Form 10-Q.

On November 20, 2025, Enviri, as defined below (also the "Parent"), entered into definitive agreements with Veolia Environnement S.A., a French société anonyme (“Veolia”), for the sale of Enviri’s Clean Earth segment and the distribution of Enviri’s Harsco Environmental and Rail segments, including (i) an Agreement and Plan of Merger, dated as of November 20, 2025 (the “Merger Agreement”), by and among Enviri, CE Holdings, Enviri LLC, Veolia and Liberty Merger Sub Inc., a Delaware corporation and wholly owned indirect subsidiary of Veolia (“Merger Sub”), and (ii) a Separation Agreement, dated as of November 20, 2025 (the “Separation Agreement”), by and among Enviri, CE Holdings, Veolia and New Enviri.

On June 1, 2026, the following series of transactions occurred:

•Pursuant to Section 251(g) of the Delaware General Corporation Law, Enviri merged with and into Enviri LLC, with Enviri LLC being the surviving entity of such merger, and each outstanding share of common stock, par value $1.25 per share, of Enviri (“Enviri Common Stock”) was exchanged for one share of common stock, par value $1.25 per share, of CE Holdings (“CE Holdings Common Stock”) (the “Holding Company Merger”);

•CE Holdings and its subsidiaries, including Enviri LLC and New Enviri, effected a reorganization (the “Reorganization”), resulting in (i) CE Holdings holding the Clean Earth segment and owning all of the outstanding shares of common stock, par value $0.00001 per share, of New Enviri (“New Enviri Common Stock”), (ii) New Enviri owning all of the equity interests of Enviri LLC, and (iii) Enviri LLC holding the Harsco Environmental and Rail segments; and

•CE Holdings distributed all of the outstanding shares of New Enviri Common Stock to the stockholders of CE Holdings (the former stockholders of Enviri), on a pro rata basis (the “Distribution”) and, together with the Reorganization, the “Spin-Off”), at a ratio of one share of New Enviri Common Stock for every three shares of CE Holdings Common Stock held by them immediately after the effective time of the Holding Company Merger.

Immediately following the Spin-Off, Merger Sub merged with and into CE Holdings, with CE Holdings surviving as an indirect wholly owned subsidiary of Veolia (the “Merger”).

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “New Enviri,” the “Company,” “we,” “us” or “our” mean Enviri II Corporation, renamed Enviri Corporation on June 2, 2026, a Delaware corporation, and its direct and indirect subsidiaries after giving effect to the Spin-Off.

Basis of Presentation

New Enviri is the registrant and the financial reporting entity following the completion of the Transactions, as defined below. Enviri, which was merged into Enviri LLC, with Enviri LLC surviving, no longer exists as a separate company following the completion of the Transactions.

Notwithstanding the legal form of the Spin-Off described above, the Spin-Off is being treated as a reverse spin-off for accounting and financial reporting purposes in accordance with ASC 505-60, Spinoffs and Reverse Spinoffs. This treatment is primarily a result of the size of New Enviri, the legal spinee, relative to CE Holdings, the legal spinnor, and because Merger Sub merged with and into CE Holdings immediately following the Distribution, no members of corporate senior management of Enviri were retained by CE Holdings following the Distribution and the Merger occurred immediately after the Spin-Off. As a result, New Enviri is considered the accounting spinnor of CE Holdings.

We have also determined that Enviri represents the accounting predecessor to New Enviri and New Enviri represents the accounting successor to Enviri. Therefore, this Quarterly Report on Form 10-Q includes certain historical consolidated financial and other data for Enviri and certain supplemental historical combined financial and other data for New Enviri, a business of Enviri Corporation. Financial statements of New Enviri have not been included in this Quarterly Report on Form 10-Q as it was a wholly owned subsidiary of Enviri prior to the Spin-Off. Consequently, stand-alone financial statements have not historically been prepared for New Enviri.

For periods following the period covered by this report (March 31, 2026), the historical financial statements of New Enviri, with respect to periods prior to June 1, 2026, will be represented by the historical financial statements of Enviri and the Clean Earth Business will be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations.

Enviri’s historical results are not representative of the results that New Enviri would have achieved as a separate, publicly traded company nor indicative of the results expected for any future period. In addition, the supplemental unaudited condensed combined financial statements are being provided for illustrative purposes only, are not indicative of New Enviri’s future performance and do not reflect what New Enviri’s results would have been had New Enviri operated as a separate, publicly traded company during the periods presented.

Enviri Information

On May 11, 2026, Enviri filed a Quarterly Report on Form 10-Q for the period covered by this report (March 31, 2026). Except as otherwise indicated or unless the context otherwise requires, the information included in this Quarterly Report on Form 10-Q about Enviri, including in the Enviri unaudited condensed consolidated financial statements and the Enviri Management’s Discussion and Analysis of Financial Condition and Results of Operations, is provided as of May 11, 2026. As a result, such information presents historical information about Enviri prior to the completion of the Transactions and includes the Clean Earth Business that is not part of New Enviri.

New Enviri Information

Although this Quarterly Report on Form 10-Q covers the period prior to the completion of the Transactions (March 31, 2026), except as otherwise indicated or unless the context otherwise requires, the information included in this Quarterly Report on Form 10-Q about New Enviri assumes the completion of the Transactions.

Glossary of Defined Terms

Several terms are used in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE or Clean Earth	Clean Earth reportable business segment
CE Holdings	CLEH, Inc., a Delaware corporation and, prior to the Holding Company Merger, a direct wholly owned subsidiary of Enviri, and, after the Holding Company Merger, the direct parent of Enviri LLC and New Enviri, and after the Merger, an indirect wholly owned subsidiary of Veolia that will directly and indirectly hold the Clean Earth Business
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization

Term	Description
Enviri	Enviri Corporation, a Delaware corporation, which, prior to the Holding Company Merger, held Harsco Environmental, Clean Earth and Rail as a separate, publicly traded company, and, in connection with the Holding Company Merger merged into Enviri LLC, with Enviri LLC being the surviving entity of such Merger
Enviri LLC	Enviri, LLC, a Delaware limited liability company and, prior to the Holding Company Merger and Reorganization, a direct wholly owned subsidiary of CE Holdings, and, after the Reorganization, a direct wholly owned subsidiary of New Enviri
EPA	U.S. Environmental Protection Agency
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE or Harsco Environmental	Harsco Environmental reportable business segment
ISDA	International Swaps and Derivatives Association
Net Debt	Total debt minus cash and cash equivalents, as defined in the Credit Agreement
Network Rail	Infrastructure manager for most of the railway in the U.K.
OCI	Other Comprehensive Income (Loss)
Rail	Harsco Rail reportable business segment
Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing (x) prior to the completion of the Transactions, $50.0 million maturing on the earlier of (i) July 1, 2026 and (ii) the closing date on which Clean Earth is sold to Veolia and $625.0 million maturing on September 5, 2029 and (y) following the completion of the Transactions, $152.0 million maturing on September 5, 2029.
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027, which were redeemed in connection with the completion of the Transactions
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	Enviri's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Transactions	The Holding Company Merger, the Reorganization, the Distribution and the Merger
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$105,697	$103,671
Restricted cash	15,779	21,677
Trade accounts receivable, net	285,516	267,439
Other receivables	40,328	46,930
Inventories	173,276	180,548
Current portion of contract assets	32,217	26,968
Prepaid expenses	52,983	61,996
Other current assets	16,314	11,452
Total current assets	722,110	720,681
Property, plant and equipment, net	690,091	699,664
Right-of-use assets, net	133,073	132,323
Goodwill	753,858	758,680
Intangible assets, net	266,508	273,088
Retirement plan assets	55,740	55,743
Deferred income tax assets	24,142	11,419
Other assets	58,587	57,073
Total assets	$2,704,109	$2,708,671
LIABILITIES
Current liabilities:
Short-term borrowings	$8,699	$11,490
Current maturities of long-term debt	25,835	25,874
Accounts payable	257,326	239,650
Accrued compensation	74,804	67,331
Income taxes payable	5,006	4,083
Reserve for forward losses on contracts	56,743	61,037
Current portion of advances on contracts	8,825	7,982
Derivative liabilities	14,122	20,839
Current portion of operating lease liabilities	29,924	30,077
Other current liabilities	159,408	165,661
Total current liabilities	640,692	634,024
Long-term debt	1,556,751	1,530,309
Retirement plan liabilities	25,912	26,208
Operating lease liabilities	105,538	104,654
Environmental liabilities	38,019	38,256
Deferred tax liabilities	6,495	21,689
Other liabilities	55,791	57,944
Total liabilities	2,429,198	2,413,084
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	152,334	149,519
Additional paid-in capital	272,950	273,436
Accumulated other comprehensive loss	(509,773)	(514,481)
Retained earnings	1,200,569	1,211,234
Treasury stock	(882,901)	(864,646)
Total Enviri Corporation stockholders’ equity	233,179	255,062
Noncontrolling interests	41,732	40,525
Total equity	274,911	295,587
Total liabilities and equity	$2,704,109	$2,708,671
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2026	2025
Revenues from continuing operations:
Service revenues	$484,025	$476,463
Product revenues	65,778	71,444
Total revenues	549,803	547,907
Costs and expenses from continuing operations:
Cost of services sold	381,964	372,402
Cost of products sold	62,264	52,378
Selling, general and administrative expenses	91,456	89,108
Research and development expenses	465	467
Other expense (income), net	12,861	4,291
Total costs and expenses	549,010	518,646
Operating income (loss) from continuing operations	793	29,261
Interest income	473	454
Interest expense	(27,833)	(26,574)
Facility fees and debt-related income (expense)	(2,294)	(2,612)
Defined benefit pension income (expense)	(3,936)	(5,201)
Income (loss) from continuing operations before income taxes and equity in income	(32,797)	(4,672)
Income tax benefit (expense) from continuing operations	24,387	(2,001)
Equity in income (loss) of unconsolidated entities, net	23	28
Income (loss) from continuing operations	(8,387)	(6,645)
Discontinued operations:
Income (loss) from discontinued businesses	(1,558)	(1,579)
Income tax benefit (expense) from discontinued businesses	407	412
Income (loss) from discontinued operations, net of tax	(1,151)	(1,167)
Net income (loss)	(9,538)	(7,812)
Less: Net loss (income) attributable to noncontrolling interests	(1,127)	(1,201)
Net income (loss) attributable to Enviri Corporation	$(10,665)	$(9,013)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(9,514)	$(7,846)
Income (loss) from discontinued operations, net of tax	(1,151)	(1,167)
Net income (loss) attributable to Enviri Corporation common stockholders	$(10,665)	$(9,013)

Weighted-average shares of common stock outstanding	82,291	80,331
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.13)	$(0.11)

Diluted weighted-average shares of common stock outstanding	82,291	80,331
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.13)	$(0.11)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2026	2025
Net income (loss)	$(9,538)	$(7,812)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,375) and $1,956 in 2026 and 2025, respectively	(6,378)	15,101
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(435) and $783 in 2026 and 2025, respectively	1,256	(2,797)
Pension liability adjustments, net of deferred income taxes of $(196) and $(253) in 2026 and 2025, respectively	9,910	(4,188)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $1 in 2026 and 2025, respectively	—	(2)
Total other comprehensive income (loss)	4,788	8,114
Total comprehensive income (loss)	(4,750)	302
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,207)	(1,568)
Comprehensive income (loss) attributable to Enviri Corporation	$(5,957)	$(1,266)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(9,538)	$(7,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,428	36,442
Amortization	7,844	7,403
Deferred income tax (benefit) expense	(30,161)	(2,823)
Equity in (income) loss of unconsolidated entities, net	(23)	(28)
Right-of-use assets	8,343	7,416
Stock-based compensation	2,329	4,044
Other, net	(1,675)	(637)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(16,334)	(13,124)
Inventories	7,387	(7,978)
Contract assets	(6,563)	6,456
Accounts payable	16,296	9,138
Accrued interest payable	(6,728)	(6,931)
Accrued compensation	8,048	(15,105)
Advances on contracts and other customer advances	688	(14,770)
Operating lease liabilities	(8,323)	(7,435)
Retirement plan liabilities, net	3,530	4,656
Other assets and liabilities	5,988	7,688
Net cash (used) provided by operating activities	21,536	6,600
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,727)	(21,624)
Proceeds from sales of assets	1,950	1,447
Expenditures for intangible assets	(185)	(7)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,294	1,737
Net cash used by investing activities	(30,668)	(18,447)
Cash flows from financing activities:
Short-term borrowings, net	109	2,812
Borrowings and repayments under Revolving Credit Facility, net	31,000	30,000
Repayments of Term Loan	(1,250)	(1,250)
Cash paid for finance leases and other long-term debt	(5,548)	(4,158)
Stock-based compensation - Employee taxes paid	(16,252)	(1,277)
Net cash (used) provided by financing activities	8,059	26,127
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2,799)	(9)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(3,872)	14,271
Cash and cash equivalents, including restricted cash, at beginning of period	125,348	90,158
Cash and cash equivalents, including restricted cash, at end of period	$121,476	$104,429

Reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$105,697	$102,471
Restricted cash	15,779	1,958
Cash and cash equivalents, including restricted cash, at end of period	$121,476	$104,429

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)				(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2025	$149,519	$(864,646)	$273,436	$1,211,234	$(514,481)	$40,525	$295,587
Net income (loss)	—	—	—	(10,665)	—	1,127	(9,538)
Total other comprehensive income (loss), net of deferred income taxes of $(2,006)	—	—	—	—	4,708	80	4,788
Stock appreciation rights exercised, net 102,264 shares	236	(1,540)	(236)				(1,540)
Vesting of restricted stock units, net 427,651 shares	943	(5,878)	(943)	—	—	—	(5,878)
Vesting of performance share units, net 726,189 shares	1,636	(10,837)	(1,636)	—	—	—	(10,837)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	2,329	—	—	—	2,329
Balances, March 31, 2026	$152,334	$(882,901)	$272,950	$1,200,569	$(509,773)	$41,732	$274,911

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2025 audited consolidated financial statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in New Enviri's Information Statement (the "Information Statement"), dated May 8, 2026, attached as Exhibit 99.1 to New Enviri's Current Report on Form 8-K furnished to the SEC on May 11, 2026. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Consolidated Financial Statements.

As used in this section, the term the “Company” means Enviri Corporation, a Delaware corporation, and its direct and indirect subsidiaries prior to the completion of the Holding Company Merger.

Going Concern

The Company’s cash flow forecasts, existing cash and cash equivalents, borrowings available under the Senior Secured Credit Facilities and the AR Facility indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s unaudited Consolidated Financial Statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the unaudited Consolidated Financial Statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 8, Debt and Credit Agreements).

Revision of Previously Issued Financial Statements

During the year ended December 31, 2025, management identified certain errors related to the measurement of certain aspects of the defined benefit pension obligation associated with the U.K. pension plan (the “Plan”) administered by the Company. The errors related to the historic application of certain provisions governing pension benefits in the actuarial estimation of the liabilities for certain acquired pension plans merged into the Plan. The errors were identified by the Company during a review of the Plan in preparation for the potential buy-out of the Plan’s liabilities by an insurance company.

Management evaluated the identified errors in accordance with ASC 250, Accounting Changes and Error Corrections, and applicable SEC guidance, including SAB 99, considering both quantitative and qualitative factors. Management concluded that the errors were not material to the Company’s previously issued consolidated financial statements for any individual period. However, due to the cumulative impact of these errors, the Company revised the prior-period financial statements.

The revisions primarily affected Retirement plan assets and Retained earnings with corresponding impacts to Defined benefit pension income (expense) and Accumulated other comprehensive income (loss). In connection with the revision, the Company also corrected other previously identified immaterial errors. The revision did not impact the Company’s previously reported net cash flows or compliance with debt covenants.

The impact of revising the Condensed Consolidated Statements of Operations for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$476,840	$(377)	$476,463
Total revenues	548,284	(377)	547,907

Costs and expenses from continuing operations:
Cost of products sold	51,361	1,017	52,378
Total costs and expenses	517,629	1,017	518,646
Operating income (loss) from continuing operations	30,655	(1,394)	29,261

Defined benefit pension income (expense)	(5,033)	(168)	(5,201)
Income (loss) from continuing operations before income taxes and equity in income	(3,110)	(1,562)	(4,672)
Income tax benefit (expense) from continuing operations	(7,946)	5,945	(2,001)
Net income (loss)	(12,195)	4,383	(7,812)
Net income (loss) attributable to Enviri Corporation	$(13,396)	$4,383	$(9,013)

Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(12,229)	$4,383	$(7,846)
Net income (loss) attributable to Enviri Corporation common stockholders	$(13,396)	$4,383	$(9,013)

Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(0.15)	$0.05	$(0.10)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$0.05	$(0.11)

Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(0.15)	$0.05	$(0.10)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$0.05	$(0.11)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

The impact of revising the Condensed Consolidated Statements of Comprehensive Income (Loss) for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Net income (loss)	$(12,195)	$4,383	$(7,812)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes	15,723	(622)	15,101
Pension liability adjustment, net of deferred taxes	(4,206)	18	(4,188)
Total other comprehensive income (loss)	8,718	(604)	8,114
Total comprehensive income (loss)	(3,477)	3,779	302
Comprehensive income (loss) attributable to Enviri Corporation	$(5,045)	$3,779	$(1,266)

The impact of revising the Condensed Consolidated Statements of Cash Flows for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net income (loss)	$(12,195)	$4,383	$(7,812)
Deferred income tax (benefit) expense	2,776	(5,599)	(2,823)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(13,501)	377	(13,124)
Inventories	(8,995)	1,017	(7,978)
Retirement plan liabilities, net	4,488	168	4,656
Other assets and liabilities	8,034	(346)	7,688
Net cash (used) provided by operating activities	6,600	—	6,600
Net cash used by investing activities	(18,447)	—	(18,447)
Net cash (used) provided by financing activities	26,127	—	26,127
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents, including restricted cash	14,271	—	14,271
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	—	90,158
Cash and cash equivalents, including restricted cash, at end of period	$104,429	$—	$104,429

The impact of revising the Condensed Consolidated Statements of Equity for all periods presented is as follows:

	As Previously Reported
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687

	Revision
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$—	$—	$—	$(21,512)	$1,579	$—	$(19,933)
Net income (loss)	—	—	—	4,383	—	—	4,383
Total other comprehensive income (loss)	—	—	—	—	(604)	—	(604)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Vesting of performance share units	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, March 31, 2025	$—	$—	$—	$(17,129)	$975	$—	$(16,154)

	As Revised
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted during the three months ended March 31, 2026:

The Company adopted a change issued by the FASB that provides an optional practical expedient for estimating future credit losses on current accounts receivable and current contract assets that arise from certain contracts with customers. The adoption of this change did not have a material impact on the Company's financial statements.

The Company adopted changes issued by the FASB, which required greater disaggregation of income tax disclosures, related to the income tax rate reconciliation and income taxes paid for each annual reporting period. The Company applied the new disclosure requirements prospectively to its annual report for the year ended December 31, 2025.The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at a future date:

In December 2025, the FASB issued an update that provides authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. This update defines government grants and establishes recognition criteria and disclosure requirements. This update becomes effective starting with the Company's annual financial statements for the year ended December 31, 2028 and includes the interim periods within each annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on the Company's financial statements.

In November 2024, the FASB issued changes which require disaggregated disclosure of income statement expenses within the footnotes to the financial statement for each interim and annual reporting period. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2027 and will be in effect for the Company's interim financial statements after December 31, 2027. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

3.    Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	March 31 2026	December 31 2025
Trade accounts receivable	$296,442	$278,488
Less: Allowance for expected credit losses	(10,926)	(11,049)
Trade accounts receivable, net	$285,516	$267,439
Other receivables (a)	$40,328	$46,930
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Change in provision for expected credit losses	$232	$(272)

At March 31, 2026, $8.3 million of the Company's trade accounts receivable were past due by twelve months or more, with $6.0 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. On October 1, 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC was $160.0 million, as amended in February 2025.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of March 31, 2026 and December 31, 2025. The SPE owned $57.9 million and $47.5 million of trade receivables as of March 31, 2026 and December 31, 2025, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

No proceeds were received from the AR Facility during the three months ended March 31, 2026. The Company received proceeds of $10.0 million during the three months ended March 31, 2025.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2026	December 31 2025
Net amounts sold under factoring arrangements	$20.0	$16.4
Program capacities	20.6	21.1

4.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2026	December 31 2025
Finished goods	$8,721	$11,057
Work-in-process	14,809	13,679
Raw materials and purchased parts	101,549	107,056
Stores and supplies	48,197	48,756
Total inventories	$173,276	$180,548

5.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	March 31 2026	December 31 2025
Land and improvements	$97,718	$95,324
Buildings and improvements	254,336	250,452
Machinery and equipment	1,723,342	1,731,009
Uncompleted construction	52,130	47,837
Gross property, plant and equipment	2,127,526	2,124,622
Less: Accumulated depreciation	(1,437,435)	(1,424,958)
Property, plant and equipment, net	$690,091	$699,664

6. Leases*
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Finance leases:
Depreciation expense	$4,811	$3,959
Interest on lease liabilities	1,532	1,392
Operating leases	10,419	9,572
Variable and short-term lease expense	13,085	12,580
Sublease income	(47)	(2)
Total lease expense	$29,800	$27,501

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

7.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the three months ended March 31, 2026, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

8. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	March 31 2026	December 31 2025
Senior Secured Credit Facilities:
Term Loan	$476,250	$477,500
Revolving Credit Facility	557,000	526,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	84,175	88,501
Total debt obligations	1,592,425	1,567,001
Less: deferred financing costs	(9,839)	(10,818)
Total debt obligations, net of deferred financing costs	1,582,586	1,556,183
Less: current maturities of long-term debt	(25,835)	(25,874)
Long-term debt	$1,556,751	$1,530,309

In February 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the date on which the Company's Clean Earth segment is sold to Veolia in connection with the Company's Merger Agreement.

In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Company capitalized $1.8 million of fees incurred related to the amendment.

In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.00x for the quarter ended September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. These covenants were amended as noted in the preceding paragraph. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At March 31, 2026, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2026, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.98x and the total interest coverage ratio was 2.78x. Based on balances and covenants in effect at March 31, 2026, the Company could increase Net Debt by $156.9 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $28.5 million or interest expense could increase by $11.9 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with these amended covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including softness in certain markets, changes to tariffs, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Unused debt commitment and amendment fees	$(75)	$(188)
Securitization and factoring fees	(2,219)	(2,424)
Facility fees and debt-related income (expense)	$(2,294)	$(2,612)

9.  Employee Benefit Plans*

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$260	$303
Interest costs	2,031	2,313	7,372	7,387
Expected return on plan assets	(2,287)	(2,562)	(7,804)	(6,499)
Recognized prior service costs	—	—	108	113
Recognized actuarial losses	751	785	3,754	3,698
Defined benefit pension plans net periodic pension cost (benefit)	$495	$536	$3,690	$5,002

Cash contributions to U.S. and international defined benefit pension plans totaled $0.4 million and $0.2 million for the three months ended March 31, 2026, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2026 for the U.S. and international defined benefit pension plans is $1.2 million and $0.7 million, respectively.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

10.     Income Taxes*

Income tax benefit from continuing operations for the three months ended March 31, 2026 was $24.4 million compared with $2.0 million income tax expense for the three months ended March 31, 2025. The change is primarily due to costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025, lower operating income in Clean Earth and a $5.1 million tax benefit from the vesting of stock-based compensation awards in 2026.

The reserve for uncertain tax positions on March 31, 2026 and December 31, 2025 was $6.0 million and $6.7 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $2.0 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

11.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a potentially responsible party ("PRP") for certain byproduct disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.

The Company evaluates its liability for future environmental remediation costs on a quarterly basis. Although actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with environmental matters in excess of the amounts accrued would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2026	December 31 2025
Current portion of environmental liabilities (a)	$12,573	$12,736
Long-term environmental liabilities	38,019	38,256
Total environmental liabilities	$50,592	$50,992
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or party to various claims and lawsuits, including those discussed below. Unless stated otherwise below, the Company has not determined a loss to be probable or estimable for the legal proceedings.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the site-wide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. On January 17, 2025, the EPA released its decision approving this early action remedy for the East Branch. The Company is one of 30 PRPs that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on the Company’s condensed consolidated financial statements.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million. During the fourth quarter of 2025, the Company recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the agreement to sell a significant quantity of processed material to a regional buyer. The Company is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. The Company's current reserve of $27.0 million at March 31, 2026 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "3rd Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the 3rd Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the 3rd Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of March 31, 2026). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $50 million as of March 31, 2026) and the Company would pay approximately 66 million Brazilian reais (or approximately $13 million as of March 31, 2026) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and the Company and is seeking 431 million Brazilian reais (or approximately $82 million as of March 31, 2026) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and the Company submitted their respective defenses in January 2026. The Company denies that any environmental damage occurred and will defend itself vigorously. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, the Company does not believe that a loss relating to this matter is probable.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two intentional violations and issued a fine of €25 thousand. Both the Company and the APPO appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and the Company withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties. Due to multiple defenses available to the Company, including that the majority of the alleged issues relate the customer's operations, the Company does not believe a loss is probable or potentially material.

On March 22, 2022, the EPA issued a Notice of Intent to File an Administrative Complaint ("NOI") alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates largely to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3.0 million. The investigation is ongoing and the Company has recorded a liability of $0.6 million as its best estimate to resolve this matter. Since that time, the EPA has expanded coverage of this matter to additional facilities, but has not provided an update to the proposed penalty to-date. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, CA and an administrative inspection warrant at a facility in Indianapolis, IN. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. Pursuant to an agreement with Stericycle, the Company has contractual recourse for any material loss the Company has determined may be reasonably possible. On May 29, 2026, the Department of Justice announced a more than $56 million settlement with Stericycle to resolve investigations into its handling of controlled substances between 2015 and 2020. The settlement amounts are assessed against Stericycle and are non-indemnifiable. The Company has not accrued any amounts in respect of these investigations and does not believe a loss is reasonably possible.

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $7.6 million as of March 31, 2026. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
The Company intends to continue its practice of vigorously defending itself against this tax claim under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to this claim on a quarterly basis; however, it is not possible to predict the ultimate outcome.
Asbestos Actions
The Company is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
As of March 31, 2026, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
The Company will continue to vigorously defend against such claims and is confident that it will be successful in doing so. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any asbestos-containing part of a Company product used in the past was purchased from a supplier and the asbestos encapsulated in other materials such that airborne exposure, if it occurred, was not harmful and is not associated with the types of injuries alleged in the pending actions.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of March 31, 2026, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.

It is not possible to predict the ultimate outcome of asbestos-related actions in the U.S. due to the unpredictable nature of this litigation, and no loss provision has been recorded in the Company's condensed consolidated financial statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related actions, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with asbestos litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other
The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies to the Company's audited consolidated financial statements in the Information Statement, under Accrued Insurance and Loss Reserves, for additional information.

12.  Reconciliation of Basic and Diluted Shares*

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2026	2025
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(9,514)	$(7,846)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	82,291	80,331
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	82,291	80,331
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Restricted stock units	1,163	2,077
Stock appreciation rights	2,682	3,330
Performance share units	547	2,457

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

13.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts and interest rate swaps, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Company's Condensed Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and which minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the ability to observe those inputs. Foreign currency exchange forward contracts and interest rate swaps are based upon pricing models using market-based inputs (Level 2). Model inputs can be verified and valuation techniques do not involve significant management judgment.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2026
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$168	$5,182	$5,350
Interest rate swaps	Other current assets	1,661	—	1,661
Interest rate swaps	Other assets	1,162	—	1,162
Total		$2,991	$5,182	$8,173

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$495	$13,627	$14,122
Total		$495	$13,627	$14,122

December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	$313
Total		$1,236	$1,340	$2,576

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $1.2 million at March 31, 2026 and a $0.3 million net liability at December 31, 2025.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2026	2025	2026	2025
Foreign currency exchange forward contracts	$491	$(871)	$(422)	$192
Interest rate swaps	2,072	(2,784)	(449)	(117)
	$2,563	$(3,655)	$(871)	$75

The locations and amounts of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$65,778	$(27,833)	$71,444	$(26,574)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	449	—	117
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	422	—	(192)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2026	2025
Foreign currency exchange forward contracts	Cost of services and products sold	$11,486	$(15,156)
(a)      These gains (losses) offset other amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Exchange Forward Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. Foreign currency exchange forward contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and various subsidiaries, suppliers or customers. The unsecured contracts are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency exchange forward contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred in AOCI, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2026 and December 31, 2025, the notional amounts of foreign currency exchange forward contracts were $614.3 million and $639.0 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through October 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net gain of $0.1 million for the three months ended March 31, 2026, and a pre-tax net loss of $0.6 million for the three months ended March 31, 2025 in OCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI.

The Company has entered into a series of interest rate swaps that have been effective since December 2025 and are scheduled to mature in March 2028. These forward swaps have the effect of converting $300.0 million under the Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. These swaps provide fixed interest rates that range from 3.06% to 3.12% and replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2026 and December 31, 2025, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,588.3 million and $1,566.4 million, respectively, compared with a carrying value of $1,592.4 million and $1,567.0 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

14. Review of Operations by Segment*

The tables below include information about the Company's revenues and operating income (loss) by reportable segment, along with significant segment expenses and other segment information, followed by a reconciliation of operating income (loss) by reporting segment to the Company's consolidated Income (loss) from continuing operations before income taxes and equity in income, for the periods presented:

	Three Months Ended March 31, 2026
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	256,717	225,755	67,331	$549,803	—	$549,803
Less:
Cost of services and products sold	218,007	168,860	57,972	444,839	—	444,839
Selling, general and administrative expenses	27,943	41,013	11,758	80,714	10,742	91,456
Other segment activities (a)	738	104	798	1,640	11,075	12,715
Operating income (loss) from continuing operations	10,029	15,778	(3,197)	$22,610	(21,817)	$793
Plus:
Interest income						473
Interest expense						(27,833)
Facility fees and debt-related income (expense)						(2,294)
Defined benefit pension income (expense)						(3,936)
Income (loss) from continuing operations before income taxes and equity in income						$(32,797)

Other Segment Information:
Depreciation	27,896	11,103	1,196	$40,195	233	$40,428
Amortization (b)	572	5,938	285	$6,795	1,049	$7,844
Capital expenditures	17,407	14,423	1,768	$33,598	129	$33,727

	Three Months Ended March 31, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	243,106	234,854	69,947	$547,907	—	$547,907
Less:
Cost of services and products sold	202,017	173,619	49,417	425,053	—	425,053
Selling, general and administrative expenses	26,628	38,962	11,582	77,172	11,936	89,108
Other segment activities (a)	4,388	(15)	1,810	6,183	(1,698)	4,485
Operating income (loss) from continuing operations	10,073	22,288	7,138	$39,499	(10,238)	$29,261
Plus:
Interest income						454
Interest expense						(26,574)
Facility fees and debt-related income (expense)						(2,612)
Defined benefit pension income (expense)						(5,201)
Income (loss) from continuing operations before income taxes and equity in income						$(4,672)

Other Segment Information:
Depreciation	25,509	9,620	1,032	$36,161	281	$36,442
Amortization (b)	540	5,845	67	$6,452	951	$7,403
Capital expenditures	14,094	6,652	780	$21,526	98	$21,624

(a) Other segment activities include amounts reflected in the captions Research and development costs, Other income (expenses), net, and certain activities reported in Cost of services and products sold on the Company's Condensed Consolidated Statements of Operations.
(b) Amortization expense in Corporate relates to the amortization of deferred financing costs.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

15. Revenues*

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail. There are no significant inter-segment sales.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2026
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$59,098	$225,755	$39,618	$324,471
Western Europe	96,439	—	21,886	118,325
Latin America (b)	40,553	—	1,622	42,175
Asia-Pacific	30,357	—	4,160	34,517
Middle East and Africa	25,488	—	45	25,533
Eastern Europe	4,782	—	—	4,782
Total Revenues	$256,717	$225,755	$67,331	$549,803
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$240,425	$—	$—	$240,425
Ecoproducts	12,213	—	—	12,213
Environmental systems for aluminum dross and scrap processing	4,079	—	—	4,079
Railway track maintenance equipment	—	—	20,703	20,703
After-market parts and services; safety and diagnostic technology	—	—	28,955	28,955
Railway contracting services	—	—	17,673	17,673
Hazardous waste processing solutions	—	188,807	—	188,807
Soil and dredged materials processing and reuse solutions	—	36,948	—	36,948
Total Revenues	$256,717	$225,755	$67,331	$549,803

	Three Months Ended
	March 31, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$55,226	$234,854	$36,976	$327,056
Western Europe	97,644	—	27,224	124,868
Latin America (b)	32,124	—	1,800	33,924
Asia-Pacific	28,564	—	3,947	32,511
Middle East and Africa	25,349	—	—	25,349
Eastern Europe	4,199	—	—	4,199
Total Revenues	$243,106	$234,854	$69,947	$547,907
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,205	$—	$—	$227,205
Ecoproducts	10,692	—	—	10,692
Environmental systems for aluminum dross and scrap processing	5,209	—	—	5,209
Railway track maintenance equipment	—	—	33,068	33,068
After-market parts and services; safety and diagnostic technology	—	—	22,915	22,915
Railway contracting services	—	—	13,964	13,964
Hazardous waste processing solutions	—	197,594	—	197,594
Soil and dredged materials processing and reuse solutions	—	37,260	—	37,260
Total Revenues	$243,106	$234,854	$69,947	$547,907
(a)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)     Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which are included in Current portion of advances on contracts and Other liabilities on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Current portion of contract assets and Other assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to Rail.

The Company had contract assets totaling $75.2 million and $69.1 million at March 31, 2026 and December 31, 2025, respectively. The Company had advances on contracts totaling $9.1 million and $8.2 million at March 31, 2026 and December 31, 2025, respectively. The increase in advances on contracts is due principally to an excess of new advances over the recognition of revenue on previously received advances on contracts during the period. During the three months ended March 31, 2026, the Company recognized $4.7 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2025, the Company recognized revenues of $17.6 million related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2027	$15,784	$42,885
2028	13,655	35,856
2029	10,127	13,354
2030	3,132	4,324
2031	3,132	3,508
Thereafter	3,132	9,063
Total remaining performance obligations	$48,962	$108,990

Rail is currently manufacturing highly-engineered equipment under significant long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company has recognized estimated forward loss provisions related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of key vendors, increased engineering efforts and challenges encountered with homologation and commissioning of equipment.

For the Network Rail contract, no adjustment was made to the forward loss provision for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded an additional forward loss provision of $1.1 million primarily related to increased estimated engineering and manufacturing costs.

For the Deutsche Bahn contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.

For the SBB contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recorded an additional loss provision of $1.1 million due to an increased estimate for engineering costs and a supplier claim.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding measures to improve the overall economics if the contracts, to include price increases, change orders and extensions to delivery schedules. To that extent, the Company is currently in discussions with Network Rail and has sent Network Rail a letter communicating the need to bring the negotiations to closure and summarizing various options, including a substantial revision of the contract’s economic terms or finding a mutually acceptable exit to this contract. If the Company were to exit this contract and/or other contracts, it could result in a material unfavorable impact to the Company's results of operations and cash flows.

As of March 31, 2026, the contracts with Network Rail, Deutsche Bahn and SBB are 68%, 56% and 91% complete, respectively, based on costs incurred under the cost-to-cost method to measure progress.

The Company provides assurance type warranties primarily for product sales at Rail. These warranties are typically not priced or negotiated separately (there is no option to separately purchase the warranty) or the warranty does not provide customers with a service in addition to the assurance that the product complies with agreed-upon specifications. Accordingly, such warranties do not represent separate performance obligations.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

16.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Employee termination benefit costs	$745	$2,518
Other costs for exit activities (a)	12,334	1,958
Asset impairments	—	583
Net gains on sale of assets	(218)	(768)
Other expense (income), net	$12,861	$4,291
(a) Includes costs related to the planned sale of Clean Earth

17. Components of Accumulated Other Comprehensive Loss*
AOCI is included on the Condensed Consolidated Statements of Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2026 and 2025, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2025	$(199,071)	$15	$(315,450)	$25	$(514,481)
OCI before reclassifications (a)(b)	(6,378)	1,912	5,493	—	1,027
Amounts reclassified from AOCI, net of tax	—	(656)	4,417	—	3,761
Total OCI	(6,378)	1,256	9,910	—	4,788
Less: OCI attributable to noncontrolling interests	(80)	—	—	—	(80)
OCI attributable to Enviri Corporation	(6,458)	1,256	9,910	—	4,708
Balance at March 31, 2026	$(205,529)	$1,271	$(305,540)	$25	$(509,773)

	Components of AOCI, Net of Tax
	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	(229,257)	3,769	(311,919)	22	(537,385)
OCI before reclassifications (a)(b)	15,101	(2,824)	(8,580)	(2)	3,695
Amounts reclassified from AOCI, net of tax	—	27	4,392	—	4,419
Total OCI	15,101	(2,797)	(4,188)	(2)	8,114
Less: OCI attributable to noncontrolling interests	(367)	—	—	—	(367)
OCI attributable to Enviri Corporation	14,734	(2,797)	(4,188)	(2)	7,747
Balance at March 31, 2025	(214,523)	972	(316,107)	20	(529,638)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedge instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2026	2025
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(422)	$192	Product revenues
Interest rate swaps	(449)	(117)	Interest expense
Total before income taxes	(871)	75
Income taxes	215	(48)
Total reclassification of cash flow hedging instruments, net of tax	$(656)	$27

Amortization of defined benefit pension items (c):
Actuarial losses	$4,505	$4,483	Defined benefit pension income (expense)
Prior service costs	108	113	Defined benefit pension income (expense)
Total before income taxes	4,613	4,596
Income taxes	(196)	(204)
Total reclassification of defined benefit pension items, net of tax	$4,417	$4,392
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 9, Employee Benefit Plans, for additional details.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

19. Subsequent Events

On June 1, 2026, through the completion of the Transactions, Veolia acquired the Clean Earth segment for aggregate consideration of approximately $3.0 billion, subject to customary adjustments. Of the aggregate consideration, $1.3 billion was paid directly to the stockholders of CE Holdings, the former stockholders of Enviri, and the remaining $1.7 billion was paid to Enviri LLC, as successor by merger to the Company, pursuant to an intercompany note issued by CE Holdings to Enviri LLC in connection with the Reorganization. The $1.7 billion was primarily used to pay off the entirety of the outstanding balances on the Revolving Credit Facility and a portion of the Term Loan, redeem the Senior Notes in full, repay the AR Facility in connection with its termination, pay transaction expenses and retain cash to support Rail's large European engineered-to-order rail contracts.

SUPPLEMENTAL FINANCIAL STATEMENTS

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
CONDENSED COMBINED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$105,617	$103,487
Restricted cash	15,779	21,677
Trade accounts receivable, net	228,121	220,063
Other receivables	93,272	88,024
Inventories	164,505	171,718
Current portion of contract assets	32,217	26,968
Prepaid expenses	51,660	54,556
Other current assets	14,118	9,256
Total current assets	705,289	695,749
Property, plant and equipment, net	410,851	424,099
Right-of-use assets, net	30,662	34,267
Goodwill	374,559	379,381
Intangible assets, net	15,268	16,095
Retirement plan assets	55,740	55,743
Deferred income tax assets	10,529	11,382
Other assets	55,487	53,931
Total assets	$1,658,385	$1,670,647
LIABILITIES AND PARENT COMPANY INVESTMENT
Current liabilities:
Short-term borrowings	$8,699	$11,490
Current maturities of long-term debt	14,011	14,373
Accounts payable	176,207	163,474
Accrued compensation	51,259	43,130
Income taxes payable	4,586	4,345
Reserve for forward losses on contracts	56,743	61,037
Current portion of advances on contracts	8,825	7,982
Current portion of operating lease liabilities	10,839	11,654
Derivative liabilities	14,122	20,839
Other current liabilities	112,850	118,127
Total current liabilities	458,141	456,451
Long-term debt	1,509,007	1,480,072
Retirement plan liabilities	25,382	25,758
Operating lease liabilities	20,538	23,372
Environmental liabilities	19,105	19,105
Deferred tax liabilities	6,473	6,609
Other liabilities	47,312	45,527
Related party notes payable	188,988	182,114
Total liabilities	2,274,946	2,239,008
COMMITMENTS AND CONTINGENCIES
PARENT COMPANY NET INVESTMENT

(In thousands)	March 31 2026	December 31 2025
Net parent investment	(155,640)	(99,506)
Accumulated other comprehensive loss	(502,653)	(509,380)
Noncontrolling interests	41,732	40,525
Total parent company net investment	(616,561)	(568,361)
Total liabilities and parent company net investment	$1,658,385	$1,670,647
See accompanying notes to unaudited condensed combined financial statements.

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2026	2025
Revenues from continuing operations:
Service revenues	$258,270	$241,609
Product revenues	65,778	71,444
Total revenues	324,048	313,053
Costs and expenses from continuing operations:
Cost of services sold	213,187	198,811
Cost of products sold	62,264	52,378
Selling, general and administrative expenses	44,591	43,188
Research and development expenses	417	534
Other expense (income), net	12,722	4,211
Total costs and expenses	333,181	299,122
Operating income (loss) from continuing operations	(9,133)	13,931
Interest income	458	454
Interest expense	(26,687)	(25,486)
Facility fees and debt-related income (expense)	(2,294)	(2,612)
Defined benefit pension income (expense)	(3,937)	(5,193)
Income (loss) from continuing operations before income taxes and equity in income	(41,593)	(18,906)
Income tax benefit (expense) from continuing operations	(5,436)	(3,342)
Equity in income (loss) of unconsolidated entities, net	23	28
Income (loss) from continuing operations	(47,006)	(22,220)
Discontinued operations:
Income (loss) from discontinued businesses	(1,558)	(1,579)
Income tax benefit (expense) from discontinued businesses	—	—
Income (loss) from discontinued operations, net of tax	(1,558)	(1,579)
Net income (loss)	(48,564)	(23,799)
Less: Net loss (income) attributable to noncontrolling interests	(1,127)	(1,201)
Net income (loss) attributable to New Enviri	$(49,691)	$(25,000)
Amounts attributable to New Enviri:
Income (loss) from continuing operations, net of tax	$(48,133)	$(23,421)
Income (loss) from discontinued operations, net of tax	(1,558)	(1,579)
Net income (loss) attributable to New Enviri	$(49,691)	$(25,000)
See accompanying notes to unaudited condensed combined financial statements.

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31
(In thousands)	2026	2025
Net income (loss)	$(48,564)	$(23,799)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $— and $11 in 2026 and 2025, respectively	(5,005)	13,155
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $13 and $(60) in 2026 and 2025, respectively	1,705	(3,640)
Pension liability adjustments	10,107	(3,934)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $1 in 2026 and 2025, respectively	—	(2)
Total other comprehensive income (loss)	6,807	5,579
Total comprehensive income (loss)	(41,757)	(18,220)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,207)	(1,568)
Comprehensive income (loss) attributable to New Enviri	$(42,964)	$(19,788)
See accompanying notes to unaudited condensed combined financial statements.

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	(48,564)	(23,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,325	26,822
Amortization	1,906	1,558
Deferred income tax (benefit) expense	490	(1,292)
Equity (income) loss of unconsolidated entities, net	(23)	(28)
Right-of-use assets	3,162	2,821
Stock-based compensation	1,179	2,219
Other, net	(1,604)	(721)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(7,536)	(10,198)
Inventories	7,328	(7,692)
Contract assets	(6,563)	6,456
Accounts payable	11,091	6,010
Accrued interest payable	(6,728)	(6,931)
Accrued compensation	8,704	(1,692)
Advances on contracts and other customer advances	688	(14,770)
Operating lease liabilities	(3,167)	(2,931)
Retirement plan liabilities, net	3,251	4,576
Other assets and liabilities	(6,328)	(1,093)
Net cash used by operating activities	(13,389)	(20,685)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,304)	(14,972)
Proceeds from sales of assets	1,827	1,399
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,293	1,738
Net cash used by investing activities	(16,184)	(11,835)
Cash flows from financing activities:
Short-term borrowings, net	109	2,812
Net transfers (to)/from Parent	(5,408)	7,015
Payments from related party notes	6,874	10,018
Borrowings and repayments under Revolving Credit Facility, net	31,000	30,000
Repayments of Term Loan	(1,250)	(1,250)
Cash paid for finance leases and other long-term debt	(2,721)	(1,871)
Net cash provided by financing activities	28,604	46,724
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2,799)	(9)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(3,768)	14,195
Cash and cash equivalents, including restricted cash, at beginning of period	125,164	89,892
Cash and cash equivalents, including restricted cash, at end of period	$121,396	$104,087
See accompanying notes to unaudited condensed combined financial statements.

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
CONDENSED COMBINED STATEMENTS OF CHANGES IN PARENT COMPANY NET INVESTMENT (Unaudited)

(In thousands)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent Equity	Noncontrolling Interests	Total Parent Company Net Investment
Balances, December 31, 2024	$51,832	$(528,062)	$(476,230)	$38,151	$(438,079)
Net income (loss)	(25,000)		(25,000)	1,201	(23,799)
Total other comprehensive income (loss), net of deferred income taxes of $(48)	—	5,212	5,212	367	5,579
Amortization of unearned portion of stock-based compensation, net of forfeitures	2,219	—	2,219	—	2,219
Net transfers from Parent	10,857	—	10,857	—	10,857
Balances, March 31, 2025	$39,908	$(522,850)	$(482,942)	$39,719	$(443,223)

(In thousands)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent Equity	Noncontrolling Interests	Total Parent Company Net Investment
Balances, December 31, 2025	$(99,506)	$(509,380)	$(608,886)	$40,525	$(568,361)
Net income (loss)	(49,691)		(49,691)	1,127	(48,564)
Total other comprehensive income (loss), net of deferred income taxes of $13	—	6,727	6,727	80	6,807
Amortization of unearned portion of stock-based compensation, net of forfeitures	1,179	—	1,179	—	1,179
Net transfers to Parent	(7,622)	—	(7,622)	—	(7,622)
Balances, March 31, 2026	$(155,640)	$(502,653)	$(658,293)	$41,732	$(616,561)
See accompanying notes to unaudited condensed combined financial statements.

NEW ENVIRI
(A BUSINESS OF ENVIRI CORPORATION)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)
1. Organization and Nature of Operations
The accompanying unaudited Condensed Combined Financial Statements present, on a historical cost basis, the combined assets and liabilities of New Enviri, which comprises substantially all of the Harsco Environmental and Harsco Rail segments of Enviri Corporation.
These segments and the types of products and services offered include the following:
Harsco Environmental
HE is a global provider of on-site environmental services for the management of waste and byproduct streams from our customers, which includes resource recovery and recycling of waste materials, materials handling and logistical support and aluminum dross and scrap management. HE also manufactures value-added downstream products from industrial waste streams, or ecoproducts, which includes road surfacing materials, metallurgical additives, agriculture and turf products and cement additives.
Harsco Rail
Rail is a global provider of railway track maintenance equipment and services. Rail’s products include highly engineered railway track maintenance equipment, after-market parts and safety and diagnostics technology systems. In addition, Rail provides railway maintenance services to major railways, mass transit systems and equipment leasing companies.
2. Basis of Presentation
New Enviri has prepared these unaudited Condensed Combined Financial Statements as of May 11, 2026 and in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Combined Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2025 Condensed Combined Balance Sheets information contained in this Quarterly Report on Form 10-Q was derived from the 2025 audited Combined Financial Statements. These unaudited Condensed Combined Financial Statements should be read in conjunction with the audited combined financial statements, including the notes thereto, included in New Enviri's Information Statement (the "Information Statement"), dated May 8, 2026, attached as Exhibit 99.1 to New Enviri's Current Report on Form 8-K furnished to the SEC on May 11, 2026. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Combined Financial Statements. The operations comprising New Enviri are in two segments – HE and Rail, all of which are wholly owned by Enviri. Accordingly, Enviri’s net investment in these operations is shown in lieu of stockholders' equity in the Condensed Combined Financial Statements.
New Enviri comprises certain stand-alone reportable segments for which discrete financial information is available. As Enviri records transactions at the legal entity level, for the shared entities for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to New Enviri as discussed further below.

The Condensed Combined Statements of Operations include all revenues and costs directly attributable to New Enviri as well as an allocation of expenses related to facilities, functions and services provided by our Parent. These corporate expenses have been allocated to New Enviri based on direct usage or benefit, where identifiable, with the remainder allocated based on revenues or headcount. Management of New Enviri and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, New Enviri. The allocations may not, however, reflect the expense New Enviri would have incurred as a stand-alone company for the periods presented. Actual costs that would have been incurred if New Enviri had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as the division of shared services in corporate stewardship, legal, finance, human resources, information systems and marketing, among others. See Note 17, Relationship with Parent and Related Entities. The allocated costs are deemed to be settled by New Enviri to the Parent in the period in which the expense was recorded in the Condensed Combined Statements of Operations. The Condensed Combined Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by our Parent. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of New Enviri by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to New Enviri’s operations in each country as if it were a separate taxpayer (i.e., following the Separate Return Methodology).
The Condensed Combined Financial Statements include all assets and liabilities that reside in New Enviri legal entities. Assets and liabilities in shared entities were included in the stand-alone financial statements to the extent the asset is primarily used by New Enviri. If New Enviri is not the primary user of the asset or liability, it was excluded entirely from the Condensed Combined Financial Statements. The Parent uses a transaction perimeter approach to cash management and financing its operations. Accordingly, all cash and cash equivalents, related party notes payables, and related interest expense related to New Enviri have been attributed to New Enviri in the Condensed Combined Financial Statements. Any such items which exist in other entities, whether shared or otherwise, are outside of the control of New Enviri and have been excluded from the Condensed Combined Financial Statements.
Our Parent maintains various stock-based compensation plans at a corporate level. New Enviri employees participate in those programs and a portion of the compensation cost associated with those plans is included in New Enviri’s Condensed Combined Statements of Operations. Also, the stock-based compensation expense has been included within Parent company net investment on the Condensed Combined Statements of Changes in Parent Company Net Investment. The amounts presented in the Condensed Combined Financial Statements are not necessarily indicative of future awards and may not reflect the results that New Enviri would have experienced as a separate, stand-alone company. See Note 17, Relationship with Parent and Related Entities.
Our Parent’s third-party debt and the related interest have been recorded to New Enviri for all periods presented, as New Enviri is responsible for these obligations. The debt was incurred specifically for purposes related to New Enviri’s operations and is directly attributable to New Enviri. Furthermore, the legal entities within New Enviri are responsible for guaranteeing and servicing the debt, and are not jointly and severally liable for any of Parent’s other outstanding obligations.
Any transactions which have been included in the Condensed Combined Financial Statements from legal entities which are not exclusively operating as New Enviri are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transaction is recorded between Parent and New Enviri. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Parent company net investment. Other transactions between New Enviri and other Parent segments, to the extent such transactions have not been settled in cash as of the period-end date, are reflected in the Condensed Combined Balance Sheets as related party notes payables.
All of the allocations and estimates in the Condensed Combined Financial Statements are based on assumptions that management believes are reasonable. However, the Condensed Combined Financial Statements included herein may not be indicative of the financial position, results of operations, and cash flows of New Enviri in the future or if New Enviri had been a separate, stand-alone publicly traded entity during the periods presented.

3. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards were adopted during the three months ended March 31, 2026:
New Enviri adopted a change issued by the FASB that provides an optional practical expedient for estimating future credit losses on current accounts receivable and current contract assets that arise from certain contracts with customers. The adoption of this change did not have a material impact on New Enviri's financial statements.
New Enviri adopted changes issued by the FASB, which required greater disaggregation of income tax disclosures, related to the income tax rate reconciliation and income taxes paid for each annual reporting period. New Enviri applied the new disclosure requirements prospectively to its audited combined financial statements in the Information Statement for the year ended December 31, 2025.The adoption of these changes did not have a material impact on New Enviri’s combined financial statements.
The following accounting standards have been issued and become effective for New Enviri at a future date:
In December 2025, the FASB issued an update that provides authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. This update defines government grants and establishes recognition criteria and disclosure requirements. This update becomes effective starting with New Enviri's annual financial statements for the year ended December 31, 2028 and includes the interim periods within each annual reporting period. Early adoption is permitted. New Enviri is currently evaluating the impact that this update will have on New Enviri's financial statements.
In November 2024, the FASB issued changes which require disaggregated disclosure of income statement expenses within the footnotes to the financial statement for each interim and annual reporting period. The changes become effective starting with New Enviri's annual financial statements for the year ended December 31, 2027 and will be in effect for New Enviri's interim financial statements after December 31, 2027. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. New Enviri is currently evaluating the impact that this change will have on its disclosures.
4. Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	March 31 2026	December 31 2025
Trade accounts receivable	$237,688	$229,687
Less: Allowance for expected credit losses	(9,567)	(9,624)
Trade accounts receivable, net	228,121	220,063
Other receivables (a)	$93,272	$88,024
(a)Other receivables include receivables held for the AR securitization purchased from the Enviri Clean Earth segment, employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.
The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Change in provision for expected credit losses	$90	$106
At March 31, 2026, $7.5 million of New Enviri's trade accounts receivable were past due by twelve months or more, with $5.7 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, New Enviri and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. On October 1, 2024, New Enviri renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC was $160.0 million, as amended in February 2025.
The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of March 31, 2026 and December 31, 2025, respectively. The SPE owned $57.9 million and $47.5 million of trade receivables as of March 31, 2026 and December 31, 2025, respectively, which are included in the caption Other receivables, on the unaudited Condensed Combined Balance Sheets.
No proceeds were received from the AR Facility during the three months ended March 31, 2026. New Enviri received proceeds of $10.0 million during the three months ended March 31, 2025.
Historically, the Clean Earth segment of Enviri participated in the AR Facility and transferred Clean Earth trade receivables to the SPE. This arrangement was captured using various intercompany transactions. As Clean Earth is not a segment within New Enviri, a related party relationship exists between the businesses. Related party notes payables at March 31, 2026 and December 31, 2025 were approximately $189.0 million and $182.1 million, respectively. See Note 17, Relationship with Parent and Related Entities footnote for additional information.
Factoring Arrangements
New Enviri maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2026	December 31 2025
Net amounts sold under factoring arrangements	$20.0	$16.4
Program capacities	20.6	21.1

5. Inventories
Inventories consist of the following:

(In thousands)	March 31 2026	December 31 2025
Finished goods	$8,151	$10,483
Work-in-process	14,809	13,679
Raw materials and purchased parts	101,549	107,056
Stores and supplies	39,996	40,500
Total inventories	$164,505	$171,718

6. Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	March 31 2026	December 31 2025
Land and improvements	$24,318	$24,541
Buildings and improvements	162,267	162,000
Machinery and equipment	1,481,197	1,493,339
Uncompleted construction	25,939	25,521
Gross property, plant and equipment	1,693,721	1,705,401
Less: Accumulated depreciation	(1,282,870)	(1,281,302)
Property, plant and equipment, net	$410,851	$424,099

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Finance leases:
Depreciation expense	$1,653	$1,352
Interest on lease liabilities	377	334
Operating leases	3,202	3,056
Variable and short-term lease expense	8,693	7,460
Sublease income	(2)	(2)
Total lease expense	$13,923	$12,200

8. Goodwill and Other Intangible Assets

New Enviri tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. New Enviri performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.
During the three months ended March 31, 2026, New Enviri determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the New Enviri's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the New Enviri's reporting units in a future period.

9. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	March 31 2026	December 31 2025
Senior Secured Credit Facilities:
Term Loan	$476,250	$477,500
Revolving Credit Facility	557,000	526,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	24,607	26,763
Total debt obligations	1,532,857	1,505,263
Less: deferred financing costs	(9,839)	(10,818)
Total debt obligations, net of deferred financing costs	1,523,018	1,494,445
Less: current maturities of long-term debt	(14,011)	(14,373)
Long-term debt	$1,509,007	$1,480,072
In February 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the date on which the Company's Clean Earth segment is sold to Veolia in connection with the Company's Agreement and Plan of Merger, dated November 20, 2025, by and among the Company, CLEH, Inc., Enviri LLC, Veolia and Liberty Merger Sub Inc.
In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. New Enviri expects that it will maintain compliance with the amended covenants based on current forecasts. New Enviri capitalized $1.8 million of fees incurred related to the amendment.
In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.00x for the quarter ended September 30, 2025, and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. These covenants were amended as noted in the preceding paragraph. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024.
The Credit Agreement imposes certain restrictions including, but not limited to, restrictions as to types and amounts of debt of liens that may be incurred by New Enviri; limitations on increases in dividend payments; limitations on repurchases of New Enviri's stock and limitations on certain acquisitions by New Enviri.
With respect to the Senior Secured Credit Facilities, the obligations of New Enviri are guaranteed by substantially all of New Enviri’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of New Enviri’s assets and the assets of the Guarantors.

The Credit Agreement requires certain mandatory prepayments of the Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluding permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Combined Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Unused debt commitment and amendment fees	$(75)	$(188)
Securitization and factoring fees	(2,219)	(2,424)
Facility fees and debt-related income (expense)	$(2,294)	$(2,612)

10. Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$260	$303
Interest costs	2,031	2,313	7,372	7,387
Expected return on plan assets	(2,287)	(2,562)	(7,804)	(6,499)
Recognized prior service costs	—	—	108	113
Recognized actuarial losses	751	785	3,754	3,698
Defined benefit pension plans net periodic pension cost (benefit)	$495	$536	$3,690	$5,002
Cash contributions to U.S. and international defined benefit pension plans totaled $0.4 million and $0.2 million for the three months ended March 31, 2026, respectively. New Enviri's estimate of expected cash contributions to be paid during the remainder of 2026 for the U.S. and international defined benefit pension plans is $1.2 million and $0.7 million, respectively.

11. Income Taxes
Income tax expense from continuing operations for each of the three months ended March 31, 2026 and March 31, 2025 was $5.4 million and $3.3 million, respectively. Income tax expense for the three months ended March 31, 2026 increased compared to income tax expense for the three months ended March 31, 2025 primarily due to change in mix of income.
The reserve for uncertain tax positions on March 31, 2026 and December 31, 2025 was $2.4 million and $3.1 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.4 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12. Commitments and Contingencies
Environmental
New Enviri is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a potentially responsible party ("PRP") for certain byproduct disposal sites. While each of these matters is subject to various uncertainties, it is probable that New Enviri will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to New Enviri. New Enviri has evaluated its potential liability and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.
New Enviri evaluates its liability for future environmental remediation costs on a quarterly basis. Although actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures, New Enviri does not expect that any costs that are reasonably possible to be incurred by New Enviri in connection with environmental matters in excess of the amounts accrued would have a material effect on New Enviri's financial condition, results of operations or cash flows.
The following table summarizes information related to the location and undiscounted amount of New Enviri's environmental liabilities:

(In thousands)	March 31 2026	December 31 2025
Current portion of environmental liabilities (a)	$8,637	$9,020
Long-term environmental liabilities	19,105	19,105
Total environmental liabilities	$27,742	$28,125
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Condensed Combined Balance Sheets.
Legal Proceedings
In the ordinary course of business, New Enviri is a defendant or party to various claims and lawsuits, including those discussed below. Unless stated otherwise below, New Enviri has not determined a loss to be probable or estimable for the legal proceedings.
On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the site-wide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. On January 17, 2025, the EPA released its decision approving this early action remedy for the East Branch. The Company is one of 30 PRPs that have received notices, though it is believed other PRPs may exist. New Enviri vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on New Enviri’s financial position or results from operations.

New Enviri has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. New Enviri’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that New Enviri would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, New Enviri concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million. During the fourth quarter of 2025, New Enviri recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the agreement to sell a significant quantity of processed material to a regional buyer. New Enviri is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. New Enviri's current reserve of $27.0 million at March 31, 2026 represents New Enviri's best estimate of the net costs to fully resolve this matter. New Enviri will continue to evaluate this reserve and any future change in estimated costs which could be material to New Enviri’s results of operations in any single period.
On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of New Enviri's customers, New Enviri’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and New Enviri’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, New Enviri believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining New Enviri and CSN for what it viewed as violations of the injunction. New Enviri appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against New Enviri, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of March 31, 2026). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, New Enviri was not responsible for complying with the injunction because New Enviri no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $50 million as of March 31, 2026) and New Enviri would pay approximately 66 million Brazilian reais (or approximately $13 million as of March 31, 2026) for alleged environmental damage. New Enviri disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. New Enviri and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and New Enviri and is seeking 431 million Brazilian reais (or approximately $82 million as of March 31, 2026) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and New Enviri submitted their respective defenses in January 2026. New Enviri denies that any environmental damage occurred and will defend itself vigorously. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, New Enviri does not believe that a loss relating to this matter is probable.

In October 2021, New Enviri received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning New Enviri's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against New Enviri, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that New Enviri was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5.0 thousand, to be held in abeyance. Both New Enviri and the APPO appealed this ruling. An appellate hearing was held on July 5, 2024, with the APPO seeking €0.3 million in fines. On July 19, 2024, the Court of Appeals ruled that New Enviri was liable for two alleged intentional violations and issued a fine of €25 thousand. Both New Enviri and the APPO have appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and New Enviri withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. New Enviri is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. New Enviri has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties. Due to multiple defenses available to New Enviri, including that the majority of the alleged issues relate to the customer's operations, New Enviri does not believe a loss is probable or potentially material.
Brazilian Tax Dispute
On December 30, 2020, New Enviri received an assessment from the municipal authority in Ipatinga, Brazil, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, New Enviri estimates that the current overall potential liability for this case is approximately $7.6 million as of March 31, 2026. On July 21, 2023, New Enviri filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, New Enviri does not believe a loss is probable and, as a result, no loss provision has been recorded in New Enviri's Condensed Combined Financial Statements and New Enviri does not expect that any costs that are reasonably possible to be incurred by New Enviri in connection with this tax dispute would have a material adverse effect on New Enviri's financial condition, results of operations or cash flows.
New Enviri intends to continue its practice of vigorously defending itself against this tax claim under various alternatives, including judicial appeal. New Enviri will continue to evaluate its potential liability with regard to this claim on a quarterly basis; however, it is not possible to predict the ultimate outcome.
Brazilian Labor Disputes
New Enviri is subject to ongoing collective bargaining and individual labor claims in Brazil in HE which allege, among other things, New Enviri’s failure to pay required amounts for overtime and vacation at certain sites. New Enviri is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While New Enviri does not currently expect that the ultimate resolution of these claims will have a material adverse effect on New Enviri’s combined financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes.

Orion Metals Mining Pty. Ltd.
On July 11, 2018, New Enviri entered into an agreement with Orion Metals Mining Pty Ltd. (“Orion”) to provide slag processing services at Orion’s Highveld facility in South Africa. On October 3, 2018, New Enviri received a demand letter from Orion, asserting that New Enviri had failed to maintain minimum monthly processing requirements in breach of said agreement. The parties entered arbitration, with Orion filing a Statement of Claim on February 15, 2019, asserting approximately $28.5 million in damages for alleged claims for misrepresentation, rescission, and breach of contract. On September 4, 2019, New Enviri counterclaimed, asserting approximately $3.4 million against Orion and its sureties for damages arising from Orion’s unlawful repudiation of the agreement. The matter thereafter became dormant, with Orion taking no action to prosecute its claims for nearly five years. In March 2025, Orion sought to revive the proceedings and its claims. On August 22, 2025, New Enviri brought a dismissal application seeking an award that Orion’s claims be dismissed for inordinate and inexcusable delay, which Orion has opposed. New Enviri vigorously contests all allegations against it. Due to the multiple defenses and counterclaims available, New Enviri does not believe a loss is probable or estimable at this time.
Asbestos Actions
New Enviri is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
As of March 31, 2026, there were approximately 17,000 pending asbestos personal injury actions filed against New Enviri. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any New Enviri product.
New Enviri will continue to vigorously defend against such claims and is confident that it will be successful in doing so. New Enviri has never been a producer, manufacturer or processor of asbestos fibers. Any asbestos-containing part of a New Enviri product used in the past was purchased from a supplier and the asbestos encapsulated in other materials such that airborne exposure, if it occurred, was not harmful and is not associated with the types of injuries alleged in the pending actions.
New Enviri has liability insurance coverage under various primary and excess policies that New Enviri believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by New Enviri's insurers.
In view of the persistence of asbestos litigation in the U.S., New Enviri expects to continue to receive additional claims in the future. New Enviri intends to continue its practice of vigorously defending these claims and cases. As of March 31, 2026, New Enviri has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
It is not possible to predict the ultimate outcome of asbestos-related actions in the U.S. due to the unpredictable nature of this litigation, and no loss provision has been recorded in New Enviri's Condensed Combined Financial Statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related actions, New Enviri does not expect that any costs that are reasonably possible to be incurred by New Enviri in connection with asbestos litigation would have a material adverse effect on New Enviri's financial condition, results of operations or cash flows.

Other
New Enviri is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of New Enviri.
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on New Enviri's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, New Enviri records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on New Enviri's Condensed Combined Balance Sheets. See Note 3, Summary of Significant Accounting Policies in New Enviri’s audited combined financial statements for the year ended December 31, 2025, that was filed in Enviri II's Registration Statement on Form 10, as filed with the SEC on March 20, 2026, and declared effective on May 11, 2026, under Accrued Insurance and Loss Reserves, for additional information.
13. Derivative Instruments, Hedging Activities and Fair Value
Derivative Instruments and Hedging Activities
New Enviri uses derivative instruments, including foreign currency exchange forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by New Enviri and are not used for trading or speculative purposes. All derivative instruments are recorded on New Enviri's Condensed Combined Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether New Enviri has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. New Enviri may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or New Enviri elects not to apply hedge accounting.
New Enviri primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, New Enviri utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, New Enviri’s credit risk and counterparties’ credit risks, and which minimize the use of unobservable inputs. New Enviri is able to classify fair value balances based on the ability to observe those inputs. Foreign currency exchange forward contracts and interest rate swaps are based upon pricing models using market-based inputs (Level 2). Model inputs can be verified and valuation techniques do not involve significant management judgment.

The fair value of outstanding derivative contracts recorded as assets and liabilities on New Enviri's Condensed Combined Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2026
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$168	$5,182	$5,350
Interest rate swaps	Other current assets	1,661	—	1,661
Interest rate swaps	Other assets	1,162	—	1,162
Total		$2,991	$5,182	$8,173

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$495	$13,627	$14,122
Total		$495	$13,627	$14,122

December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	313
Total		$1,236	$1,340	$2,576

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839
All of New Enviri's derivatives are recorded on the Condensed Combined Balance Sheets at gross amounts and do not offset. All of New Enviri's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. New Enviri's derivative assets and liabilities are subject to enforceable master netting arrangements, which if offset, would have resulted in a net asset of $1.2 million at March 31, 2026 and a $0.3 million net liability at December 31, 2025.
The effect of derivative instruments on New Enviri's Condensed Combined Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2026	2025	2026	2025
Foreign currency exchange forward contracts	$491	$(871)	$(422)	$192
Interest rate swaps	2,072	(2,784)	(449)	(117)
	$2,563	$(3,655)	$(871)	$75

The locations and amounts of gain (loss) recognized on New Enviri's Condensed Combined Statements of Operations was as follows:

	Three Months Ended
	March 31
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Combined Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$65,778	$(26,687)	$71,444	$(25,486)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	449	—	117
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	422	—	(192)	—
Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2026	2025
Foreign currency exchange forward contracts	Cost of services and products sold	$11,486	$(15,156)
(a)      These gains (losses) offset other amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Foreign Currency Exchange Forward Contracts
New Enviri conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective combined balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.
New Enviri uses derivative instruments to hedge cash flows related to foreign currency fluctuations. Foreign currency exchange forward contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between New Enviri and various subsidiaries, suppliers or customers. The unsecured contracts are with major financial institutions. New Enviri may be exposed to credit loss in the event of non-performance by the contract counterparties. New Enviri evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency exchange forward contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.
Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred in AOCI, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.

The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2026 and December 31, 2025, the notional amounts of foreign currency exchange forward contracts were $614.3 million and $639.0 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through October 2027.
In addition to foreign currency exchange forward contracts, New Enviri designates certain loans as hedges of net investments in international subsidiaries. New Enviri recorded a pre-tax net gain of $0.1 million for the three months ended March 31, 2026 and a pre-tax net loss of $0.6 million for the three months ended March 31, 2025 in OCI.
Interest Rate Swaps
New Enviri uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI.
The Company has entered into a series of interest rate swaps that have been effective since December 2025 and are scheduled to mature in March 2028. These forward swaps have the effect of converting $300.0 million under the Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. These swaps provide fixed interest rates that range from 3.06% to 3.12% and replace the adjusted SOFR rate in the interest calculation.
Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2026 and December 31, 2025, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,528.7 million and $1,504.7 million, respectively, compared with a carrying value of $1,532.9 million and $1,505.3 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to New Enviri for debt of the same remaining maturities.

14. Review of Operations by Segment
The tables below include information about New Enviri's revenues and operating income (loss) by reportable segment, along with significant segment expenses and other segment information, followed by a reconciliation of operating income (loss) by reporting segment to New Enviri's combined Income (loss) from continuing operations before income taxes and equity in income, for the periods presented:

	Three Months Ended March 31, 2026
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$256,717	$67,331	$324,048	$—	$324,048
Less:
Cost of services and products sold	218,007	57,972	275,979	—	275,979
Selling, general and administrative expenses (c)	31,968	13,019	44,987	(396)	44,591
Other segment activities (a)	738	798	1,536	11,075	12,611
Operating income (loss) from continuing operations	6,004	(4,458)	1,546	(10,679)	$(9,133)
Plus:
Interest income					458
Interest expense					(26,687)
Facility fees and debt-related income (expense)					(2,294)
Defined benefit pension income (expense)					(3,937)
Income (loss) from continuing operations before income taxes and equity in income					$(41,593)

Other Segment Information:
Depreciation	27,896	1,196	29,092	233	$29,325
Amortization (b)	572	285	857	1,049	$1,906
Capital expenditures	17,407	1,768	19,175	129	$19,304

	Three Months Ended March 31, 2025
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$243,106	$69,947	$313,053	$—	$313,053
Less:
Cost of services and products sold	202,017	49,417	251,434	—	251,434
Selling, general and administrative expenses (c)	30,598	12,736	43,334	(146)	43,188
Other segment activities (a)	4,388	1,810	6,198	(1,698)	4,500
Operating income (loss) from continuing operations	6,103	5,984	12,087	1,844	$13,931
Plus:
Interest income					454
Interest expense					(25,486)
Facility fees and debt-related income (expense)					(2,612)
Defined benefit pension income (expense)					(5,193)
Income (loss) from continuing operations before income taxes and equity in income					$(18,906)

Other Segment Information:
Depreciation	25,509	1,032	26,541	281	$26,822
Amortization (b)	540	67	607	951	$1,558
Capital expenditures	14,094	780	14,874	98	$14,972
(a) Other segment activities include amounts reflected in the captions Research and development costs, Other income (expenses), net, and certain activities reported in Cost of services and products sold on New Enviri's Condensed Combined Statements of Operations.
(b) Amortization expense in Corporate relates to the amortization of deferred financing costs.
(c) Selling, general and administrative expenses by segment differ from amounts reflected in the historical Enviri combined financial statements due to the full allocation of corporate costs in the Combined Financial Statements. See Note 17, Relationship with Parent and Related Entities for additional information.

15. Revenues
New Enviri recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration New Enviri expects to receive in exchange for those services and products. There are no significant inter-segment sales.
A summary of New Enviri's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2026
(In thousands)	Harsco Environmental	Harsco Rail	Combined Totals
Primary Geographical Markets (a):
North America	$59,098	$39,618	$98,716
Western Europe	96,439	21,886	118,325
Latin America (b)	40,553	1,622	42,175
Asia-Pacific	30,357	4,160	34,517
Middle East and Africa	25,488	45	25,533
Eastern Europe	4,782	—	4,782
Total Revenues	$256,717	$67,331	$324,048
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$240,425	$—	$240,425
Ecoproducts	12,213	—	12,213
Environmental systems for aluminum dross and scrap processing	4,079	—	4,079
Railway track maintenance equipment	—	20,703	20,703
After-market parts and services; safety and diagnostic technology	—	28,955	28,955
Railway contracting services	—	17,673	17,673
Total Revenues	$256,717	$67,331	$324,048

	Three Months Ended
	March 31, 2025
(In thousands)	Harsco Environmental	Harsco Rail	Combined Totals
Primary Geographical Markets (a):
North America	$55,226	$36,976	$92,202
Western Europe	97,644	27,224	124,868
Latin America (b)	32,124	1,800	33,924
Asia-Pacific	28,564	3,947	32,511
Middle East and Africa	25,349	—	25,349
Eastern Europe	4,199	—	4,199
Total Revenues	$243,106	$69,947	$313,053
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,205	$—	$227,205
Ecoproducts	10,692	—	10,692
Environmental systems for aluminum dross and scrap processing	5,209	—	5,209
Railway track maintenance equipment	—	33,068	33,068
After-market parts and services; safety and diagnostic technology	—	22,915	22,915
Railway contracting services	—	13,964	13,964
Total Revenues	$243,106	$69,947	$313,053
(a)Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b) Includes Mexico.
New Enviri may receive payments in advance of earning revenue (advances on contracts), which are included in Other current liabilities and Other liabilities on the Condensed Combined Balance Sheets. New Enviri may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Other current assets on the Condensed Combined Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to Rail.
New Enviri had contract assets totaling $75.2 million and $69.1 million at March 31, 2026 and December 31, 2025, respectively. New Enviri had advances on contracts totaling $9.1 million and $8.2 million at March 31, 2026 and December 31, 2025, respectively. The increase in advances on contracts is due principally to an excess of new advances over the recognition of revenue on previously received advances on contracts during the period. During the three months ended March 31, 2026, New Enviri recognized $4.7 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2025, New Enviri recognized revenues of $17.6 million related to amounts previously included in advances on contracts.
The table below represents the expected fulfillment year of New Enviri's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2027	$15,784	$42,885
2028	13,655	35,856
2029	10,127	13,354
2030	3,132	4,324
2031	3,132	3,508
Thereafter	3,132	9,063
Total remaining performance obligations	$48,962	$108,990
Rail is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, New Enviri has recognized estimated forward loss provisions related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of key vendors, increased engineering efforts and challenges encountered with homologation and commissioning of equipment.
For the Network Rail contract, no adjustment was made to the forward loss provision for the three months ended March 31, 2026. During the three months ended March 31, 2025, New Enviri recorded an additional forward loss provision of $1.1 million primarily related to increased estimated engineering and manufacturing costs.
For the Deutsche Bahn contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. During the three months ended March 31, 2025, New Enviri recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.
For the SBB contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. For the three months ended March 31, 2025, New Enviri recorded an additional loss provision of $1.1 million due to an increased estimate for engineering costs and a supplier claim.
The estimated forward loss provisions represent New Enviri's best estimate based on currently available information. It is possible that New Enviri's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. New Enviri will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding measures to improve the overall economics of the contracts, to include price increases, change orders and extensions to delivery schedules. To that extent, New Enviri is currently in discussions with Network Rail and has sent Network Rail a letter communicating the need to bring the negotiations to closure and summarizing various options, including a substantial revision of the contract’s economic terms or finding a mutually acceptable exit to this contract. If New Enviri were to exit this contract and/or other contracts, it could result in a material unfavorable impact to New Enviri's results of operations and cash flows.
As of March 31, 2026, the contracts with Network Rail, Deutsche Bahn and SBB are 68%, 56% and 91% complete, respectively, based on costs incurred under the cost-to-cost method to measure progress.
New Enviri provides assurance type warranties primarily for product sales at Rail. These warranties are typically not priced or negotiated separately (there is no option to separately purchase the warranty) or the warranty does not provide customers with a service in addition to the assurance that the product complies with agreed-upon specifications. Accordingly, such warranties do not represent separate performance obligations.

16. Other Expense (Income), Net
The major components of this Condensed Combined Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Employee termination benefit costs	$670	$2,438
Other costs for exit activities (a)	12,270	1,958
Asset impairments	—	583
Net gains on sale of assets	(218)	(768)
Other (income) expenses, net	$12,722	$4,211
(a) Includes costs related to the planned sale of Clean Earth

17. Relationship with Parent and Related Entities
Historically, New Enviri has been managed and operated in the normal course of business consistent with other affiliates of Enviri. Accordingly, certain shared costs have been allocated to New Enviri and are reflected as expenses in the Condensed Combined Financial Statements. The expenses reflected on the Condensed Combined Financial Statements may not be indicative of the actual expenses that would have incurred during the periods presented if New Enviri historically operated as a separate, stand-alone company. In addition, the expenses reflected in the Condensed Combined Financial Statements may not be indicative of expenses that New Enviri could incur in the future.
All significant intercompany transactions between New Enviri and the Parent that have not been historically cash settled are deemed to be intercompany financing transactions and are treated as contributions from or distributions to the Parent. All intercompany accounts, profits and transactions among New Enviri’s combined entities have been eliminated.
Related Party Receivables and Notes Payables
The Related party notes payables of $189.0 million and $182.1 million as of March 31, 2026 and December 31, 2025, respectively, consist of balances entirely related to the AR Facility detailed in Note 4, Trade Accounts Receivables and Other Receivables. The Related party receivable account has no balance as of March 31, 2026 and December 31, 2025. As the counterparty of these related party transactions is under common control, there is a right of offset as treasury can move cash between entities to settle balances as needed to execute the cash management strategies of New Enviri.
Allocation of Corporate Costs
The Condensed Combined Financial Statements include corporate costs incurred by the Parent for services provided to or on behalf of New Enviri, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, shared services, executive expenses and corporate initiatives. These costs consist of allocated cost pools and direct costs.

These costs have been attributed to New Enviri directly when identifiable, with the remainder allocated on the basis of revenues or headcount. Management of New Enviri considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, New Enviri. These allocations may not, however, reflect the expense New Enviri would have incurred as a separate, stand-alone company for the periods presented. Actual costs that may have been incurred if New Enviri had been a separate, stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
Total general corporate expenses incurred by Parent that are allocated to New Enviri in the Condensed Combined Statements of Operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Selling, general and administrative expenses	$11,896	$11,768
Total allocated costs	$11,896	$11,768
Stock-Based Compensation
Enviri maintains several stock-based incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors, and employees, including the employees of New Enviri. The following disclosures below represent our portion of the Plans maintained by Enviri in which our employees participated. All awards granted under the Plans consist of Enviri common shares. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that New Enviri would have experienced as a separate, stand-alone company for the periods presented.
Stock-based compensation expense includes expense attributable to New Enviri based on awards and terms previously granted to New Enviri’s employees (“Direct Employees”) and an allocation of the Parent’s corporate and shared functional employee (“Shared Employees”) expenses. Total costs charged to New Enviri related to employee participation in the incentive plans were $1.2 million and $2.2 million during the three months ended March 31, 2026 and 2025, respectively. These charges are included within the Selling, general and administrative expenses and are presented in the following table:

	Three Months Ended March 31
(In thousands)	2026	2025
Amount Recorded for Direct Employees	$328	$819
Amount Allocated for Shared Employees	851	1,400
Total Stock-Based Compensation	$1,179	$2,219
Additionally, the Board of Directors approves the granting of PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. For 2025, a portion of the PSUs that were granted are to be settled in cash and are, therefore, accounted for as a liability with changes in value recorded through earnings at the end of each reporting period and is included in Other liabilities on New Enviri's Condensed Combined Balance Sheets. PSUs granted prior to 2025 did not have an option for cash payment. Total compensation expense related to cash-settled PSUs was $0.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Combined Statements of Changes in Parent Company Net Investment. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2026 and 2025 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2025	$(204,315)	$329	$(305,419)	$25	$(509,380)
OCI before reclassifications (a)(b)	(5,005)	2,576	5,494	—	3,065
Amounts reclassified from AOCI, net of tax		(871)	4,613	—	3,742
Total OCI	(5,005)	1,705	10,107	—	6,807
Less: OCI attributable to noncontrolling interests	(80)	—	—	—	(80)
OCI attributable to New Enviri	(5,085)	1,705	10,107	—	6,727
Balance at March 31, 2026	$(209,400)	$2,034	$(295,312)	$25	$(502,653)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	$(229,880)	$5,084	$(303,288)	$22	$(528,062)
OCI before reclassifications (a)(b)	13,155	(3,715)	(8,530)	(2)	908
Amounts reclassified from AOCI, net of tax	—	75	4,596	—	4,671
Total OCI	13,155	(3,640)	(3,934)	(2)	5,579
Less: OCI attributable to noncontrolling interests	(367)	—	—	—	(367)
OCI attributable to New Enviri	12,788	(3,640)	(3,934)	(2)	5,212
Balance at March 31, 2025	$(217,092)	$1,444	$(307,222)	$20	$(522,850)

(a) Principally foreign currency fluctuation.
(b) Principally net change from periodic revaluations

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Combined Statements of Operations
	March 31
	2026	2025
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(422)	$192	Product revenues
Interest rate swaps	(449)	(117)	Interest expense
Total before income taxes	(871)	75
Income taxes	—	—
Total reclassification of cash flow hedging instruments	$(871)	$75

Amortization of defined benefit pension items(c):
Actuarial losses	$4,505	$4,483	Defined benefit pension income (expense)
Prior service costs	108	113	Defined benefit pension income (expense)
Total before income taxes	4,613	4,596
Income taxes	—	—
Total reclassification of defined benefit pension items	$4,613	$4,596

(c) These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

19. Subsequent Events
These Condensed Combined Financial Statements are derived from the condensed consolidated financial statements of Enviri, which issued its quarterly financial statements for the quarterly period ended March 31, 2026 on May 11, 2026. Accordingly, New Enviri has evaluated recognizable subsequent events through the date of May 11, 2026 and non-recognizable subsequent events through June 8, 2026, the date these Condensed Combined Financial Statements were available for issuance.
On June 1, 2026, through the Transactions, Enviri completed the sale of the Clean Earth segment to Veolia for approximately 3.0 billion, subject to customary adjustments. Of the aggregate consideration, 1.3 billion was paid directly to the stockholders of CE Holdings, the former stockholders of Enviri, and the remaining 1.7 billion was paid directly to Enviri LLC, as successor by merger to the Company, pursuant to an intercompany note issued by CE Holdings to Enviri LLC in connection with the Reorganization. The 1.7 billion was primarily used to pay off the entirety of the outstanding balances on the Revolving Credit Facility and a portion of the Term Loan, redeem the Senior Notes in full, repay the AR Facility in connection with its termination, pay transaction expenses and retain cash to support Rail's large European engineered-to-order rail contracts.

Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project", "target" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1)the possibility that the Merger and Separation may not ultimately achieve the expected benefits;
(2)the Company's ability to effectively implement its business strategy and improvement initiatives and realize the expected benefits therefrom;
(3)the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all;
(4)the Company’s inability to comply with applicable environmental and safety laws and regulations;
(5)the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements;
(6)various economic, business, and regulatory risks associated with the industries in which the Company operates;
(7)the seasonal nature of the Company's business;
(8)risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;
(9)the outcome of any disputes with customers, contractors and subcontractors;
(10)the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability;
(11)higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage;
(12)market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;
(13)the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners;
(14)the Company’s ability to attract and effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations;
(15)the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates;
(16)failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure;
(17)changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns impacting the steel and aluminum industries;
(18)fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business;
(19)unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities;
(20)liability for and implementation of environmental remediation matters;
(21)product liability and warranty claims associated with the Company’s operations;
(22)the Company’s ability to comply with financial covenants and obligations to financial counterparties;
(23)the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates;
(24)tax liabilities and changes in tax laws;
(25)changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(26)risk and uncertainty associated with intangible assets; and
(27)the other risk factors listed from time to time in the Company's SEC reports.

A further discussion of these, along with other potential risk factors, can be found under the heading, "Risk Factors," in the Company's Information Statement (the "Information Statement"), dated May 8, 2026, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K furnished to the SEC on May 11, 2026 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notwithstanding the legal form of the Spin-Off described elsewhere in this Quarterly Report on Form 10-Q, New Enviri is treated as the “accounting spinnor” of CE Holdings and is the “accounting successor” to Enviri for accounting and financial reporting purposes. Therefore, the Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in this section is the historical Management’s Discussion and Analysis of Financial Condition and Results of Operations of Enviri for the quarter ended March 31, 2026, which was issued by Enviri prior to the completion of the Transactions, on May 11, 2026.

The information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as of May 11, 2026, unless otherwise indicated or the context otherwise requires. As a result, it presents historical information about Enviri prior to the completion of the Transactions and includes the Clean Earth Business that is not part of New Enviri. See “Explanatory Note” for additional information.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, including the notes hereto, in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Information Statement, dated May 8, 2026, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K furnished to the SEC on May 11, 2026, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results. The following discussion may contain forward-looking statements that reflect Enviri’s plans, estimates and beliefs as of May 11, 2026. The words “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” “likely,” “estimate,” “outlook,” “plan,” “contemplate,” “project,” “target” or other comparable terms, among others, generally identify “forward-looking statements,” which speak only as of May 11, 2026. These statements could include, among other things, statements about Enviri’s management’s confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows and earnings. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Forward-Looking Statements.”

As used in this section, the term "New Enviri" means Enviri II Corporation, renamed Enviri Corporation on June 2, 2026, a Delaware corporation, and its direct and indirect subsidiaries after giving effect to the Spin-Off. As used in this section, the terms “Enviri,” the “Company,” “we,” “us” and “our,” unless otherwise specified, mean Enviri Corporation, a Delaware corporation, and its direct and indirect subsidiaries prior to the completion of the Holding Company Merger.

Executive Overview

Enviri is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams and innovative equipment and technology for the rail sector. Today, Enviri is principally an environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. Enviri was incorporated in 1956 and has locations in approximately 30 countries, including the U.S.

Enviri's operations consisted of three reportable segments: Harsco Environmental, Clean Earth and Harsco Rail. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling and beneficial reuse solutions for customers in the industrial, retail, healthcare and construction industries across a variety of waste needs, including hazardous, non-hazardous and contaminated soils and dredged materials. Rail is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems and contracting solutions, which support railroad and transit customers worldwide.

Enviri’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from most countries and multiple nations countered with tariffs and other actions in response. Subsequently, the U.S. government has negotiated trade agreements with certain countries while negotiations with others are ongoing. Additionally, in early 2025, the European Union (the "EU") announced plans to lower import quotas and implement anti-dumping duties against various countries that have imported certain steel products into the region. In October 2025, the European Commission formally proposed significant actions to protect its steel industry, including a sizable reduction in steel import quotas and a meaningful tariff increase on above-quota imports. These proposals require EU parliament and council approvals, which are anticipated in 2026. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. Also, the military conflict in the Middle East has led to volatile energy prices globally and higher costs for consumers.

On February 23, 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026, and (ii) the closing date on which the Clean Earth segment is sold to Veolia in connection with the Merger Agreement. As described below, the sale of the Clean Earth segment was executed on June 1, 2026 and, as a result, the $50.0 million portion of the non-extended revolving credit facility was included in New Enviri's repayment of indebtedness on June 1, 2026.

On June 1, 2026, the Company executed the Transactions, whereby Veolia acquired 100% of the Clean Earth segment for an aggregate cash consideration of over $3.0 billion pursuant to the terms of the Merger Agreement. Immediately prior to the closing of the Merger, the Company executed a series of reorganizational transactions and the Separation, following which the Harsco Environmental and Harsco Rail segments are now indirectly owned by New Enviri. These transactions did not result in any material cash tax expense to Enviri or New Enviri.
Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended
	March 31
(in millions, except percentages)	2026	2025
Revenues:
Harsco Environmental	$256.7	$243.1
Clean Earth	225.8	234.9
Harsco Rail	67.3	69.9
Total Revenues	$549.8	$547.9
Operating income (loss):
Harsco Environmental	$10.0	$10.1
Clean Earth	15.8	22.3
Harsco Rail	(3.2)	7.1
Corporate	(21.8)	(10.2)
Total operating income (loss)	$0.8	$29.3
Operating margin:
Harsco Environmental	3.9%	4.1%
Clean Earth	7.0%	9.5%
Harsco Rail	(4.7)%	10.2%
Consolidated operating margin	0.1%	5.3%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2025	$243.1
Net impact of new and lost contracts	(13.7)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	13.2
Impact of foreign currency translation	14.1
Revenues — March 31, 2026	$256.7
The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•The three months ended March 31, 2025 included $3.3 million in employee termination benefit costs and other related costs pertaining to restructuring activities, which did not reoccur during the three months ended March 31, 2026.
•Operating income from environmental service contracts during the three months ended March 31, 2026, when compared with the three months ended March 31, 2025, decreased primarily due to an unfavorable service mix, partially offset by an increase in revenues from overall service levels.
•Lower revenues from a decrease in volumes from the Altek Group unfavorably impacted operating income by $1.0 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.
•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $0.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2025	$234.9
Net effects of price/volume changes, primarily lower volume	(9.1)
Revenues — March 31, 2026	$225.8

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•A decline in revenues from the hazardous waste business decreased operating income by $3.2 million for the three months ended March 31, 2026, when compared to three months ended March 31, 2025, primarily related to a decrease in volumes due, in part, to unfavorable weather conditions and higher fuel costs, which were partially offset by higher revenues from price increases and a reduction in disposal costs.
•Selling, general and administrative expenses ("SG&A") increased $2.1 million during the three months ended March 31, 2026 from the same period in 2025, mainly from higher depreciation expense, an unfavorable change in the provision for expected credit losses and information technology-related costs related to system enhancements.
•The three months ended March 31, 2026 included a net decrease of $1.2 million in operating income primarily from lower volumes processed in the soil and dredged materials business at certain sites due, in part, to unfavorable weather conditions, net of pricing changes and volume mix at certain sites, when compared to the three months ended March 31, 2025.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended
Revenues — March 31, 2025	$69.9
Net effect of price/volume changes, primarily attributable to volume changes	7.0
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(12.2)
Impact of foreign currency translation	2.5
Revenues — March 31, 2026	$67.3
(a) Principally as a result of an amendment to the Deutsche Bahn contract in 2025, as referenced in Note 15, Revenues to Enviri's unaudited condensed consolidated financial statements in Part I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•An increase of $3.5 million in operating income due to higher revenues from railway contracting services during the three months ended March 31, 2026, when compared to the three months March 31, 2025, due principally to higher volume in the U.K., inclusive of an annual contractual true-up.
•The three months ended March 31, 2025 included a favorable net change in forward estimated loss provisions and related adjustments of $10.4 million related to Enviri's long-term contracts with Network Rail, Deutsche Bahn and SBB, which did not reoccur during the three months ended March 31, 2026. See Note 15, Revenues to Enviri's unaudited condensed consolidated financial statements in Part I. Financial Statements for further discussion.
•A decrease of $2.6 million in operating income from lower standard equipment revenue and higher manufacturing costs for the three months ended March 31, 2026 from the three months ended March 31, 2025.
•A decrease of $1.9 million in operating income from after-market parts due to higher manufacturing costs during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by an increase in sales from higher demand.

General Corporate:

Operating income (loss) from continuing operations was negatively impacted by costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025.

Consolidated Results

	March 31
	Three Months Ended
(in millions, except per share amounts and percentages)	2026	2025
Total revenues	$549.8	$547.9
Cost of services and products sold	444.2	424.8
Selling, general and administrative expenses	91.5	89.1
Research and development expenses	0.5	0.5
Other expense (income), net	12.9	4.3
Operating income (loss) from continuing operations	0.8	29.3
Interest income	0.5	0.5
Interest expense	(27.8)	(26.6)
Facility fees and debt-related income (expense)	(2.3)	(2.6)
Defined benefit pension income (expense)	(3.9)	(5.2)
Income (loss) from continuing operations before income taxes and equity in income	(32.8)	(4.7)
Income tax benefit (expense) from continuing operations	24.4	(2.0)
Income (loss) from continuing operations	(8.4)	(6.6)
Income (loss) from discontinued businesses	(1.6)	(1.6)
Income tax benefit (expense) related to discontinued operations	0.4	0.4
Income (loss) from discontinued operations, net of tax	(1.2)	(1.2)
Net income (loss)	$(9.5)	$(7.8)
Total other comprehensive income (loss)	4.8	8.1
Total comprehensive income (loss)	$(4.8)	$0.3
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.12)	$(0.10)
Effective income tax rate for continuing operations	74.4%	(42.8)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended March 31, 2026 increased by $1.9 million, or 0.3%, from the three months ended March 31, 2025. Foreign currency translation affected revenues by $16.6 million during the three months ended March 31, 2026, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended March 31, 2026 increased by $19.4 million, or 4.6%, from the three months ended March 31, 2025. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended
Cost of services and products sold — March 31, 2025	$424.8
Change in costs due to changes in revenue volume	(5.5)
Changes due to costs and revenue mix	10.9
Impact of foreign currency translation	13.8
Other	0.2
Cost of services and products sold — March 31, 2026	$444.2

Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2026 increased by $2.3 million, or 2.6%, from the three months ended March 31, 2025, which was primarily driven by higher costs of $1.0 million related to compensation expense, mainly in Corporate and CE, and $0.7 million related to depreciation expense, mostly in CE, for the three months ended March 31, 2026. Foreign currency also negatively impacted SG&A by $1.8 million during the three months ended March 31, 2026 from the same period in 2025, primarily due to HE and Rail. A decrease in professional fees of $1.9 million partially offset these SG&A increases during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily as a result of Corporate costs incurred during 2025 to support and execute certain of Enviri's long-term strategies.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(in millions)	2026	2025
Employee termination benefit costs	$0.7	$2.5
Other costs for exit activities (a)	12.3	2.0
Asset impairments	—	0.6
Net gains on sale of assets	(0.2)	(0.8)
Other (income) expenses, net	$12.9	$4.3
(a) Includes costs related to the planned sale of Clean Earth.

Interest Expense
Interest expense during the three months ended March 31, 2026 increased by $1.3 million, compared with the three months ended March 31, 2025. This increase is mainly driven by higher average borrowings under the Senior Secured Credit Facilities during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

Facility Fees and Debt-Related Income (Expense)
Enviri recognized facility fee expense mostly related to the AR Facility of $2.3 million during the three months ended March 31, 2026, compared to $2.6 million recognized during the three months ended March 31, 2025. See Note 3, Trade Accounts Receivables and Other Receivables and Note 8, Debt and Credit Agreements, to, in each case, Enviri's unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $3.9 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. This expense decrease is primarily related to a higher expected rate of return on plan assets in the current year, compared to 2025.
Income Tax Expense
Income tax benefit from continuing operations for the three months ended March 31, 2026 was $24.4 million, compared to $2.0 million income tax expense for the three months ended March 31, 2025. The change is primarily due to costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025, lower operating income in Clean Earth and a $5.1 million tax benefit from the vesting of stock-based compensation awards in 2026.

Income (Loss) from Continuing Operations
Loss from continuing operations was $8.4 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The primary drivers for these changes are noted above.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $4.8 million for the three months ended March 31, 2026, compared to total other comprehensive income of $8.1 million for the three months ended March 31, 2025. The primary driver of this decrease was the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2026, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on Enviri's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2025. This was partially offset by the favorable change in valuation of Enviri's interest rate swaps during the three months ended March 31, 2026, when compared to the valuation during the three months ended March 31, 2025, due to the fluctuation of interest rates.

Liquidity and Capital Resources
Amounts included in this Part I. Item 2. Liquidity and Capital Resources are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Cash Flow Summary
Enviri’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2026	2025
Net cash provided (used) by:
Operating activities	$21.5	$6.6
Investing activities	(30.7)	(18.4)
Financing activities	8.1	26.1
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2.8)	—
Net change in cash and cash equivalents, including restricted cash	$(3.9)	$14.3
Net cash (used) provided by operating activities — Net cash provided by operating activities for the three months ended March 31, 2026 was $21.5 million, an increase in cash flows of $14.9 million from the three months ended March 31, 2025, due to a net favorable change in working capital, partially offset by a decrease in cash net income, principally from the deferred income tax benefit of $30.2 million. The favorable working capital changes were primarily from the timing of annual incentive payments for accrued compensation, the timing of receipts and recognition of advances on contracts, mainly related to Rail's contracts, and the timing of inventories, partially offset by unfavorable changes in contract assets principally related to the timing of recognition for Rail's contracts, during the three months ended March 31, 2026.

Net cash (used) provided by investing activities — Net cash used by investing activities during the three months ended March 31, 2026 was $30.7 million, an increase in net cash used of $12.2 million from net cash used during the three months ended March 31, 2025, primarily due to a $12.1 million increase in purchases for capital expenditures during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily by CE and HE.

Net cash (used) provided by financing activities — Net cash provided by financing activities during the three months ended March 31, 2026 decreased by $18.1 million from the three months ended March 31, 2025 attributable to an increase in employee tax payments for stock based compensation of $15.0 million and higher net repayments of Enviri's total debt of $3.1 million during the three months ended March 31, 2026.

Sources and Uses of Cash
Enviri’s principal sources of liquidity are cash provided by operations on an annual basis and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales.

Summary of Senior Secured Credit Facilities and Notes: (in millions)	March 31 2026	December 31 2025
By type:
Term Loan	$476.3	$477.5
Revolving Credit Facility	557.0	526.0
5.75% Senior Notes	475.0	475.0
Total	$1,508.3	$1,478.5
By classification:
Current	$5.0	$5.0
Long-term	1,503.3	1,473.5
Total	$1,508.3	$1,478.5

	March 31, 2026
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	675.0	$557.0	$7.7	$110.3
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on the earlier of (i) July 1, 2026 and (ii) the closing date on which the Clean Earth segment is sold in connection with the Merger agreement, as amended in February 2026, and September 5, 2029, respectively. On June 1, 2026, the full balance that was outstanding on the Revolving Credit Facility was repaid in connection with the Transaction. Refer to Note 8, Debt and Credit Agreements to Enviri's unaudited condensed consolidated financial statements in Part I. Financial Statements for more information related to the Senior Secured Credit Facilities.

Debt Covenants
In November 2025, Enviri entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of Enviri’s Clean Earth business, together with certain related transactions, including repayments of certain of Enviri's existing indebtedness. Enviri obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of Enviri’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x.

Under the terms of the February 2025 amendment to the Senior Secured Credit Facilities, Enviri's required coverage of consolidated interest charges is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At March 31, 2026, Enviri was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.98x, compared to the permitted maximum ratio of 5.50x, and total interest coverage ratio was 2.78x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at March 31, 2026, Enviri could increase net debt by $156.9 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $28.5 million or interest expense could increase by $11.9 million and Enviri would remain in compliance with these covenants at March 31, 2026.

AR Facility
Enviri maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which is scheduled to mature in October 2027. Under the AR Facility, Enviri and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $160.0 million. On June 1, 2026, the AR Facility was terminated in connection with the Transactions.

During the three months ended March 31, 2025, Enviri received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the three months ended March 31, 2026.

Cash Management
Enviri has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. Enviri's policy is to use the largest banks in the various countries in which it operates and monitors the creditworthiness of banks and, when appropriate, will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.

At March 31, 2026, Enviri's consolidated cash and cash equivalents included $104.2 million held by non-U.S. subsidiaries and approximately 11.0% of the Enviri's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $41.5 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Enviri's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of its non-U.S. operations.

During the year ended December 31, 2025, in connection with Enviri's contracts with certain customers, Enviri's contingent commercial commitments were updated, in which the terms of the updated agreement with the issuing bank required cash collateral totaling $20.7 million to be held until the contingent commercial commitments are released. Enviri funded this balance in 2025 and it was classified as Restricted Cash on Enviri's Condensed Consolidated Balance Sheets at December 31, 2025. During the three months ended March 31, 2026, $6.2 million of this cash collateral was released back to Enviri.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards to Enviri's unaudited condensed consolidated financial statements in Part I, Item 1, Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NEW ENVIRI (SUPPLEMENTAL)
The following discussion and analysis of New Enviri’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed combined financial statements of New Enviri included in Part I. Financial Statements as well as the audited combined financial statements of New Enviri, included in the Information Statement . Throughout the periods covered by the unaudited condensed combined financial statements and audited combined financial statements, New Enviri operated as part of Enviri. Consequently, stand-alone financial statements have not historically been prepared for New Enviri. The unaudited condensed combined financial statements have been prepared on a “carve-out” basis in accordance with GAAP from Enviri’s consolidated financial statements and accounting records and reflect the New Enviri Business as if New Enviri’s operations had been conducted independently from Enviri. See Note 2, “Basis of Presentation” to New Enviri's unaudited condensed combined financial statements for additional information.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. The words “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” “likely,” “estimate,” “outlook,” “plan,” “contemplate,” “project,” “target” or other comparable terms, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. These statements could include, among other things, statements about management’s confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows and earnings. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "Forward-Looking Statements," as well as those discussed under the heading "Risk Factors" in the Information Statement.

As used in this section, the terms “New Enviri,” the “Company,” “we,” “us” and “our,” unless otherwise specified, mean Enviri II Corporation (renamed Enviri Corporation on June 2, 2026), a Delaware corporation, and its direct and indirect subsidiaries after giving effect to the Spin-Off.

Spin-Off
On June 1, 2026, the Transactions were completed, resulting in, among other things, New Enviri owning all of the equity interests in Enviri LLC, Enviri LLC holding the Harsco Environmental and Rail segments and Veolia acquiring 100% of Clean Earth. The aggregate consideration paid by Veolia to acquire Clean Earth was approximately $3.0 billion, subject to customary adjustments. Of such aggregate consideration, approximately $1.3 billion was paid directly to the stockholders of CE Holdings (the former stockholders of Enviri), with the remaining approximately $1.7 billion paid to Enviri LLC (as successor by merger to Enviri) pursuant to an intercompany note issued by CE Holdings to Enviri LLC in connection with the Reorganization, which amount was used primarily for the repayment of Enviri’s indebtedness, the termination of the AR Facility, the payment of transaction expenses and to retain cash to support Harsco Rail’s large European engineered-to-order rail contracts The Transactions are not expected to result in any material cash tax expense to Enviri LLC (as successor by merger to Enviri) or New Enviri. Prior to the completion of the Spin-Off, New Enviri did not engage in any business activities other than in connection with the transactions contemplated by the Separation Agreement and the Merger Agreement and had no material assets or liabilities of any kind.

CE Holdings, which holds Clean Earth, and New Enviri entered into a Transition Services Agreement on June 1, 2026, pursuant to which New Enviri will provide certain services to CE Holdings on an interim, transitional basis. The services to be provided will include finance, legal, human resources, information technology, facilities and other general and administrative functions. The Transition Services Agreement specifies the fees payable for these services. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which will be up to twelve months following the closing of the Merger.

Following the Spin-Off, we are subject to the reporting requirements of the Exchange Act. We are required to maintain policies, procedures and practices as a separate, public company necessary to comply with our obligations under the Exchange Act and related rules and regulations. As a result, we are incurring additional costs, including internal audit, investor relations, stock administration and regulatory compliance costs. These additional costs may differ from the costs that were historically allocated to us from Enviri. To operate as a separate public company, we will incur costs to replace certain services previously provided by Enviri, which costs may be higher than those reflected in our unaudited condensed combined financial statements.
Overview
New Enviri is a market-leading, global provider of critical environmental services and material processing to the metals industry, and innovative equipment, after-market parts and services for the rail sector. The Company was incorporated in 1956 and has locations in approximately 30 countries, including the U.S.

New Enviri’s operations consist of two reportable segments: Harsco Environmental and Harsco Rail. Harsco Environmental operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. Rail is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostics systems and contracting solutions, which support railroad and transit customers worldwide.

New Enviri’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with tariffs and other actions in response. Subsequently, the U.S. government has negotiated trade agreements with certain countries while negotiations with others are ongoing. Additionally, in early 2025, the EU announced plans to lower import quotas and implement anti-dumping duties against various countries that have imported certain steel products into the region. In October 2025, the European Commission formally proposed significant actions to protect its steel industry, including a sizable reduction in steel import quotas and a meaningful tariff increase on above-quota imports. These proposals require EU parliament and council approvals, which are anticipated in 2026. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. Also, the military conflict in the Middle East has led to volatile energy prices globally and higher costs for consumers. New Enviri continues to assess its ability to pass on higher energy prices to its customers and any impacts energy price volatility will have on demand, as well as the impact of these tariffs on its businesses.

On February 23, 2026, Enviri amended the Senior Secured Credit Facilities to extend the maturity of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026, and (ii) the closing date on which the Clean Earth segment is sold to Veolia in connection with the Merger Agreement. As described above, the sale of the Clean Earth segment was completed on June 1, 2026 and, as a result, the $50.0 million portion of the non-extended revolving credit facility was repaid on June 1, 2026.

Results of Operations
Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.
Segment Results

	Three Months Ended March 31
(in millions, except percentages)	2026	2025
Revenues:
Harsco Environmental	$256.7	$243.1
Harsco Rail	67.3	69.9
Total Revenues	$324.0	$313.1
Operating income (loss):
Harsco Environmental	$6.0	$6.1
Harsco Rail	(4.5)	6.0
Corporate	(10.7)	1.8
Total operating income (loss)	$(9.1)	$13.9
Operating margin:
Harsco Environmental	2.3%	2.5%
Harsco Rail	(6.6)%	8.6%
Consolidated operating margin	(2.8)%	4.5%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2025	$243.1
Net impact of new and lost contracts	(13.7)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	13.2
Impact of foreign currency translation	14.1
Revenues — March 31, 2026	$256.7
The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:
•The three months ended March 31, 2025 included $3.3 million in employee termination benefit costs and other related costs pertaining to restructuring activities, which did not reoccur during the three months ended March 31, 2026.
•Operating income from environmental service contracts during the three months ended March 31, 2026, when compared with the three months ended March 31, 2025, decreased primarily due to an unfavorable service mix, partially offset by an increase in revenues from overall service levels.
•Lower revenues from a decrease in volumes from the Altek Group unfavorably impacted operating income by $1.0 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $0.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended
Revenues — March 31, 2025	$69.9
Net effect of price/volume changes, primarily attributable to volume changes	7.0
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(12.2)
Impact of foreign currency translation	2.5
Revenues — March 31, 2026	$67.3
__________________
(a)Principally as a result of an amendment to the Deutsche Bahn contract in 2025, as referenced in Note 15, Revenues to New Enviri's unaudited condensed combined financial statements in Part I. Financial Statements.
The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:
•An increase of $3.5 million in operating income due to higher revenues from railway contracting services during the three months ended March 31, 2026, when compared to the three months March 31, 2025, due principally to higher volume in the U.K., inclusive of an annual contractual true-up.
•The three months ended March 31, 2025 included a favorable net change in forward estimated loss provisions and related adjustments of $10.4 million related to New Enviri's long-term contracts with Network Rail, Deutsche Bahn and SBB, which did not reoccur during the three months ended March 31, 2026. See Note 15, Revenues to New Enviri's unaudited condensed combined financial statements in Part I. Financial Statements for further discussion.
•A decrease of $2.6 million in operating income from lower standard equipment revenue and higher manufacturing costs for the three months ended March 31, 2026 from the three months ended March 31, 2025.
•A decrease of $1.9 million in operating income from after-market parts due to higher manufacturing costs during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, partially offset by an increase in sales from higher demand.

General Corporate:
Operating income (loss) from continuing operations was negatively impacted by costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025.
Consolidated Results

	March 31
	Three Months Ended
(in millions, except per share amounts and percentages)	2026	2025
Total revenues	$324.0	$313.1
Cost of services and products sold	275.5	251.2
Selling, general and administrative expenses	44.6	43.2
Research and development expenses	0.4	0.5
Other expense (income), net	12.7	4.2
Operating income (loss) from continuing operations	(9.1)	13.9
Interest income	0.5	0.5
Interest expense	(26.7)	(25.5)
Facility fees and debt-related income (expense)	(2.3)	(2.6)
Defined benefit pension income (expense)	(3.9)	(5.2)
Income (loss) from continuing operations before income taxes and equity in income	(41.6)	(18.9)
Income tax benefit (expense) from continuing operations	(5.4)	(3.3)
Equity in income (loss) of unconsolidated entities, net	—	—
Income (loss) from continuing operations	(47.0)	(22.2)
Income (loss) from discontinued businesses	(1.6)	(1.6)
Income tax benefit (expense) related to discontinued operations	—	—
Income (loss) from discontinued operations, net of tax	(1.6)	(1.6)
Net income (loss)	$(48.6)	$(23.8)
Total other comprehensive income (loss)	6.8	5.6
Total comprehensive income (loss)	$(41.8)	$(18.2)
Effective income tax rate for continuing operations	(13.1)%	(17.7)%

Comparative Analysis of Combined Results
Total Revenues
Revenues for the three months ended March 31, 2026 increased by $11.0 million, or 4%, from the three months ended March 31, 2025. Foreign currency translation increased revenues by $16.6 million during the three months ended March 31, 2026, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.
Cost of Services and Products Sold
Cost of services and products sold for the three months ended March 31, 2026 increased by $24.3 million, or 10%, from the three months ended March 31, 2025. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended
Cost of services and products sold - March 31, 2025	$251.2
Change in costs due to changes in revenue volume	4.6
Changes due to costs and revenue mix	6.4
Impact of foreign currency translation	13.8
Other	(0.5)
Cost of services and products sold - March 31, 2026	$275.5
Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2026 increased by $1.4 million, or 3%, from the three months ended March 31, 2025, which was primarily driven by higher costs of $1.1 million related to compensation expense, mainly in HE and Rail for the three months ended March 31, 2026. Foreign currency also negatively impacted SG&A by $1.8 million during the three months ended March 31, 2026 from the same period in 2025. A decrease in professional fees of $0.7 million partially offset these SG&A increases during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily as a result of costs incurred during 2025 to support and execute certain of New Enviri's long-term strategies.
Other (Income) Expenses, Net
The major components of this Condensed Combined Statements of Operations caption are as follows:

	Three Months Ended March 31
(in millions)	2026	2025
Employee termination benefit costs	$0.7	$2.4
Other costs for exit activities (a)	12.3	2.0
Impaired asset write-downs	—	0.6
Net gains on sale of assets	(0.2)	(0.8)
Other (income) expenses, net	$12.7	$4.2
(a) Includes costs related to the planned sale of Clean Earth

Interest Expense
Interest expense during the three months ended March 31, 2026 increased by $1.2 million, compared with the three months ended March 31, 2025. This increase is mainly driven by higher average borrowings under the Senior Secured Credit Facilities during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.
Facility Fees and Debt-Related Income (Expense)
New Enviri recognized facility fee expense mostly related to the AR Facility of $2.3 million during the three months ended March 31, 2026, compared to $2.6 million recognized during the three months ended March 31, 2025. See Note 4, Trade Accounts Receivables and Other Receivables and Note 9, Debt and Credit Agreements to, in each case, New Enviri's unaudited condensed combined financial statements in Part I. Financial Statements.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $3.9 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. This expense decrease is primarily related to a higher expected rate of return on plan assets in the current year, compared to 2025.
Income Tax Expense
Income tax expense from continuing operations for the three months ended March 31, 2026 and 2025 was $5.4 million and $3.3 million, respectively. Income tax expense during the three months ended March 31, 2026 increased compared to income tax expense for the three months ended March 31, 2025 primarily due to change in mix of income.
Income (Loss) from Continuing Operations
Loss from continuing operations was $47.0 million for the three months ended March 31, 2026 and $22.2 million for the three months ended March 31, 2025. The primary drivers for these changes are noted above.
Total Other Comprehensive Income (Loss)
Total other comprehensive income was $6.8 million for the three months ended March 31, 2026, compared to total other comprehensive income of $5.6 million for the three months ended March 31, 2025. The primary driver of this change was the change in valuation of Enviri's interest rate swaps during the three months ended March 31, 2026, when compared to the valuation during the three months ended March 31, 2025, due to the fluctuation of interest rates. This was partially offset by the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2026, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on New Enviri's pension obligations.

Liquidity and Capital Resources
Amounts included in this "Liquidity and Capital Resources" section are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Cash Flow Summary
New Enviri currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. New Enviri currently expects operational and business needs, in addition to the repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. New Enviri expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. New Enviri supplements the cash provided by operations with borrowings due to the operational performance of its businesses, historical patterns of seasonal cash flow and the funding of various projects. New Enviri regularly assesses capital needs in the context of operational trends and strategic initiatives.
The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Combined Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31
(In millions)	2026	2025
Net cash provided (used) by:
Operating activities	$(13.4)	$(20.7)
Investing activities	(16.2)	(11.8)
Financing activities	28.6	46.7
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2.8)	—
Net change in cash and cash equivalents, including restricted cash	$(3.8)	$14.2
Net cash (used) provided by operating activities — Net cash used by operating activities for the three months ended March 31, 2026 was $13.4 million, a decrease in cash outflows of $7.3 million from the three months ended March 31, 2025, primarily as a result of a decrease in cash net income, partially offset by a net favorable change in working capital. The net favorable changes in working capital during the three months ended March 31, 2026 were related to the timing of receipts and recognition of advances on contracts, mainly related to Rail’s contracts, the timing of inventories and a decrease in payments of accrued compensation, partially offset by unfavorable changes related to the changes in contract assets, principally related to the timing of recognition for Rail’s contracts, during the three months ended March 31, 2026.
Net cash (used ) provided by investing activities — Net cash used by investing activities during the three months ended March 31, 2026 was $16.2 million, an increase in net cash used of $4.4 million from net cash used during the three months ended March 31, 2025, primarily due to a $4.3 million increase in purchases for capital expenditures during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily by HE.
Net cash (used) provided by financing activities — Net cash provided by financing activities during the three months ended March 31, 2026 was $28.6 million, a decrease of $18.1 million from the three months ended March 31, 2025 mostly attributable to net transfers from Parent of $12.4 million primarily related to an increase in net loss, and a decrease in related party notes of $3.1 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, due to changes in the CE receivables transferred to the SPE as part of the AR Facility.

Sources and Uses of Cash
New Enviri’s principal sources of liquidity are cash provided by operations and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales. New Enviri expects to continue to utilize the Revolving Credit Facility to meet future cash requirements for operations and growth initiatives. As of June 1, 2026, $152.0 million was available for borrowing under the Revolving Credit Facility.

Summary of Senior Secured Credit Facilities and Notes:	March 31	December 31
(in millions)	2026	2025
By type:
Term Loan	$476.3	$477.5
Revolving Credit Facility	557.0	526.0
5.75% Senior Notes	475.0	475.0
Total	$1,508.3	$1,478.5
By classification:
Current	$5.0	$5.0
Long-term	1,503.3	1,473.5
Total	$1,508.3	$1,478.5

	March 31, 2026
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	$675.0	$557.0	$7.7	$110.3
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on the earlier of (i) July 1, 2026 and (ii) the closing date on which the Clean Earth segment is sold in connection with the Merger Agreement, as amended in February 2026, and September 5, 2029, respectively. On June 1, 2026, the full balance that was outstanding on the Revolving Credit Facility was repaid in connection with the Transactions, and is included within the $1.1 billion of existing debt that was repaid as noted below. Refer to Note 9, Debt and Credit Agreements to New Enviri's unaudited condensed combined financial statements in Part I. Financial Statements for more information related to the Senior Secured Credit Facilities.
Debt Covenants
The Senior Secured Credit Facilities contains a total net leverage ratio covenant, which is not to exceed 5.50x at March 31, 2026, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 2.50x.
Approximately $1.1 billion of Enviri's debt balance as of March 31, 2026 was repaid as part of the Transactions resulting in a capitalized New Enviri that we expect will maintain compliance with all covenants over the next twelve months following the Transactions based on its current outlook. However, New Enviri’s estimates of compliance with these amended covenants could change in the future with a deterioration in economic conditions, including softness in certain markets, changes in tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of accounts receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors may adversely impact its realized operating margins and cash flows.
AR Facility
Prior to the completion of the Transactions, Enviri maintained a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which was scheduled to mature in October 2027. Under the AR Facility, Enviri and its designated subsidiaries continuously sold their trade receivables as they were originated to the wholly-owned bankruptcy-remote SPE. The SPE transferred ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $160.0 million. The AR Facility was terminated in connection with the completion of the Transactions.

No proceeds were received from the AR Facility during the three months ended March 31, 2026. During the three months ended March 31, 2025, Enviri received $10.0 million in proceeds from the AR Facility.
Cash Management
New Enviri has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. New Enviri's policy is to use the largest banks in the various countries in which New Enviri operates. New Enviri monitors the creditworthiness of banks and, when appropriate, will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.
At March 31, 2026, New Enviri's combined cash and cash equivalents included $104.2 million held by non-U.S. subsidiaries and approximately 11.1% of the New Enviri's combined cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $41.5 million of cash and cash equivalents in combined strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the New Enviri's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of New Enviri's non-U.S. operations.
During the year ended December 31, 2025, in connection with New Enviri’s contracts with certain customers, New Enviri's contingent commercial commitments were updated, in which the terms of the updated agreements with the issuing bank required cash collateral totaling $20.7 million to be held until the contingent commercial commitments are released. New Enviri funded this balance in 2025 and was classified as Restricted Cash on New Enviri’s Combined Balance Sheets at December 31, 2025. During the three months ended March 31, 2026, $6.2 million of this cash collateral was released back to New Enviri.

Recently Adopted and Recently Issued Accounting Standards
Information on recently adopted and recently issued accounting standards is included in Note 3, Recently Adopted and Recently Issued Accounting Standards, to New Enviri's unaudited condensed combined financial statements in Part I. Financial Statements for additional information.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Information Statement.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a – 15 under the Exchange Act of 1934. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies to New Enviri's unaudited condensed combined financial statements in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2026 have not changed materially from those described under the heading, "Risk Factors" in the Information Statement.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report or incorporated herein by reference:

Exhibit Number	Description
3.1
Certificate of Amendment of the Certificate of Incorporation of Enviri II Corporation, dated as of May 29, 2026 (incorporated by reference to Exhibit 3.1 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

3.2
Amended and Restated Certificate of Incorporation of Enviri II Corporation (incorporated by reference to Exhibit 3.2 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

3.3	Amended and Restated Bylaws of Enviri II Corporation (incorporated by reference to Exhibit 3.3 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).
3.4
Certificate of Amendment of the Certificate of Incorporation of Enviri II Corporation, dated as of June 1, 2026 (incorporated by reference to Exhibit 3.4 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

10.1
Transition Services Agreement, dated as of June 1, 2026, between CLEH, Inc. and Enviri II Corporation (incorporated by reference to Exhibit 10.1 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

10.2
Joinder Agreement, dated as of June 1, 2026, between Enviri II Corporation and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

10.3
Amendment No. 17 to Third Amended and Restated Credit Agreement, dated as of February 23, 2026, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.20 to New Enviri’s Registration Statement on Form 10, SEC File Number 001-03970), filed on March 20, 2026).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to New Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).†
10.5	Enviri II Corporation 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to New Enviri’s Registration Statement on Form S-8 filed on June 2, 2026, SEC File Number 333-296406).†
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer and Chief Financial Officer).**
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRI CORPORATION
(Registrant)

DATE	June 8, 2026	/s/ PETER F. MINAN
Peter F. Minan
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	June 8, 2026	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)