Form 10-Q
period 2026-06-30
Enviri Corp
filed 2026-08-11
CIK 2104052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common stock, par value $0.00001 per share	28,190,119

ENVIRI CORPORATION
FORM 10-Q

Explanatory Note

As further described below, on June 1, 2026, the transactions contemplated by the Separation Agreement and the Merger Agreement were completed, and Enviri is now a separate, publicly traded company that holds the Harsco Environmental and Rail businesses. See “Glossary” for the definition of certain capitalized terms used in this Quarterly Report on Form 10-Q.

On November 20, 2025, Legacy Enviri entered into definitive agreements with Veolia, for the sale of Legacy Enviri’s Clean Earth segment and the distribution of Legacy Enviri’s Harsco Environmental and Rail segments, including (i) the Merger Agreement, by and among Legacy Enviri, CE Holdings, Enviri LLC, Veolia and Liberty Merger Sub Inc. and (ii) the Separation Agreement, by and among Legacy Enviri, CE Holdings, Veolia and Enviri.

On June 1, 2026, the following series of transactions occurred:

•Pursuant to Section 251(g) of the Delaware General Corporation Law, Legacy Enviri merged with and into Enviri LLC, with Enviri LLC being the surviving entity of such merger, and each outstanding share of common stock, par value $1.25 per share, of Legacy Enviri (“Legacy Enviri Common Stock”) was exchanged for one share of common stock, par value $1.25 per share, of CE Holdings (“CE Holdings Common Stock”) (the “Holding Company Merger”);

•CE Holdings and its subsidiaries, including Enviri LLC and Enviri, effected a reorganization (the “Reorganization”), resulting in (i) CE Holdings holding the Clean Earth segment and owning all of the outstanding shares of common stock, par value $0.00001 per share, of Enviri (“Enviri Common Stock”), (ii) Enviri owning all of the equity interests of Enviri LLC, and (iii) Enviri LLC holding the Harsco Environmental and Rail segments; and

•CE Holdings distributed all of the outstanding shares of Enviri Common Stock to the stockholders of CE Holdings, the former stockholders of Legacy Enviri, on a pro rata basis (the “Distribution”) and, together with the Reorganization, the “Spin-Off”), at a ratio of one share of Enviri Common Stock for every three shares of CE Holdings Common Stock held by them immediately after the effective time of the Holding Company Merger.

Immediately following the Spin-Off, Merger Sub merged with and into CE Holdings, with CE Holdings surviving as an indirect wholly owned subsidiary of Veolia (the “Merger”).

Enviri Corporation, the registrant, was incorporated on November 3, 2025 under the laws of the State of Delaware as Enviri II Corporation. On June 2, 2026, Enviri II Corporation was renamed Enviri Corporation.

The former indirect parent of the registrant, also named Enviri Corporation, was incorporated on February 28, 1956 under the laws of the State of Delaware, and, prior to the Holding Company Merger, held Harsco Environmental, Clean Earth and Rail as a separate publicly traded company, and, in connection with the Holding Company Merger, merged into Enviri LLC with Enviri LLC being the surviving entity.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to (i) “Legacy Enviri” means Enviri Corporation, the Delaware corporation incorporated in 1956 and former indirect parent of the registrant and (ii) “Enviri,” the “Company,” “we,” “us” or “our” mean Enviri Corporation, the Delaware corporation incorporated in 2025 and formerly named Enviri II Corporation, and its direct and indirect subsidiaries.

Basis of Presentation

Enviri is the registrant and the financial reporting entity following the completion of the Transactions. Legacy Enviri, which was merged into Enviri LLC, with Enviri LLC surviving, no longer exists as a separate company following the completion of the Transactions.

Notwithstanding the legal form of the Spin-Off described above, the Spin-Off is being treated as a reverse spin-off for accounting and financial reporting purposes in accordance with Accounting Standards Codification (“ASC”) 505-60, Spinoffs and Reverse Spinoffs. This treatment is primarily a result of the size of Enviri, the legal spinee, relative to CE Holdings, the legal spinnor, and because Merger Sub merged with and into CE Holdings immediately following the Distribution, no members of corporate senior management of Enviri were retained by CE Holdings following the Distribution and the Merger occurred immediately after the Spin-Off. As a result, Enviri is considered the accounting spinnor of CE Holdings.

We have also determined that Legacy Enviri represents the accounting predecessor to Enviri and Enviri represents the accounting successor to Legacy Enviri. Therefore, the historical consolidated financial statements of Enviri, with respect to periods prior to June 1, 2026, are represented by the historical financial statements of Legacy Enviri with the Clean Earth segment reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations.

Glossary of Defined Terms

The Company uses several terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE or Clean Earth	The Clean Earth reportable business segment, now reported in discontinued operations
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CE Holdings	CLEH, Inc., a Delaware corporation and, prior to the Holding Company Merger, a direct wholly owned subsidiary of Legacy Enviri, and, after the Holding Company Merger, the direct parent of Enviri LLC and Enviri, and after the Merger, an indirect wholly owned subsidiary of Veolia that will directly and indirectly hold the Clean Earth segment
CE Holdings Note	Note issued by CE Holdings to Enviri LLC in connection with the Reorganization for $1.7 billion
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
Deutsche Bahn	National railway company in Germany
EBITDA	Earnings before interest, tax, depreciation and amortization
Enviri LLC	Enviri, LLC, a Delaware limited liability company and, prior to the Holding Company Merger and Reorganization, a direct wholly owned subsidiary of CE Holdings, and, after the Reorganization, a direct wholly owned subsidiary of Enviri
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
HE or Harsco Environmental	Harsco Environmental reportable business segment
Interest Coverage Ratio	Interest coverage ratio as calculated in accordance with the Credit Agreement
ISDA	International Swaps and Derivatives Association
Merger Agreement	Agreement and Plan of Merger, dated as of November 20, 2025, by and among Legacy Enviri, CE Holdings, Enviri LLC, Veolia and Merger Sub
Merger Sub	Liberty Merger Sub Inc., a Delaware corporation and wholly owned indirect subsidiary of Veolia
Net Debt	Total debt minus cash and cash equivalents, as defined in the Credit Agreement
Network Rail	Infrastructure manager for most of the railway in the U.K.
OCI	Other Comprehensive Income (Loss)
Rail or Harsco Rail	Harsco Rail reportable business segment

Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing (x) prior to the completion of the Transactions, $50.0 million maturing on the earlier of (i) July 1, 2026 and (ii) the closing date on which Clean Earth is sold to Veolia and $625.0 million maturing on September 5, 2029 and (y) following the completion of the Transactions, $152.0 million maturing on September 5, 2029
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027, which were redeemed in connection with the completion of the Transactions
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
Separation Agreement	Separation Agreement, dated as of November 20, 2025. by and among Legacy Enviri, CE Holdings, Veolia and Enviri
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Transactions	The Holding Company Merger, the Reorganization, the Distribution and the Merger
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veolia	Veolia Environnement S.A., a French société anonyme

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$253,427	$103,487
Restricted cash	49,915	21,677
Trade accounts receivable, net	249,730	267,439
Other receivables	28,938	43,627
Inventories	134,094	171,718
Current portion of contract assets	28,277	26,968
Prepaid expenses	30,636	52,521
Current portion of assets held-for-sale	—	24,173
Other current assets	15,852	9,256
Total current assets	790,869	720,866
Property, plant and equipment, net	405,394	424,099
Right-of-use assets, net	30,043	34,267
Goodwill	374,579	379,381
Intangible assets, net	14,723	16,095
Retirement plan assets	56,764	55,743
Deferred income tax assets	10,078	45,352
Assets held-for-sale	—	1,013,055
Other assets	40,336	53,931
Total assets	$1,722,786	$2,742,789
LIABILITIES
Current liabilities:
Short-term borrowings	$79	$11,490
Current maturities of long-term debt	8,469	14,373
Accounts payable	154,917	163,989
Accrued compensation	41,055	43,130
Income taxes payable	5,845	4,268
Reserve for contracts	189,525	61,037
Current portion of advances on contracts	8,763	7,982
Derivative liabilities	12,757	20,839
Current portion of operating lease liabilities	10,551	11,654
Current portion of liabilities held-for-sale	—	174,265
Other current liabilities	119,237	121,182
Total current liabilities	551,198	634,209
Long-term debt	380,539	1,480,072
Retirement plan liabilities	23,732	26,208
Operating lease liabilities	20,626	23,373
Environmental liabilities	19,105	19,105
Deferred tax liabilities	5,976	5,766
Liabilities held-for-sale	—	214,314

(In thousands)	June 30 2026	December 31 2025
Other liabilities	38,923	44,155
Total liabilities	1,040,099	2,447,202
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	—	149,519
Additional paid-in capital	680	273,436
Accumulated other comprehensive loss	(495,267)	(514,481)
Retained earnings	1,133,668	1,211,234
Treasury stock	—	(864,646)
Total Enviri Corporation stockholders’ equity	639,081	255,062
Noncontrolling interests	43,606	40,525
Total equity	682,687	295,587
Total liabilities and equity	$1,722,786	$2,742,789
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues from continuing operations:
Service revenues	$257,856	$258,959	$516,126	$500,568
Product revenues	65,985	57,013	131,763	128,457
Product revenues - Rail contract exit-related adjustments	(136,499)	—	(136,499)	—
Total revenues	187,342	315,972	511,390	629,025
Costs and expenses from continuing operations:
Cost of services sold	214,536	214,903	427,723	413,714
Cost of products sold	60,139	68,339	122,403	120,717
Cost of products sold - Rail contract exit-related adjustments	70,890	—	70,890	—
Selling, general and administrative expenses	49,062	53,773	101,430	105,844
Research and development expenses	654	775	1,072	1,309
Property, plant and equipment impairment charge	—	7,386	—	7,386
Other expense (income), net	36,484	2,379	38,180	6,590
Total costs and expenses	431,765	347,555	761,698	655,560
Operating income (loss) from continuing operations	(244,423)	(31,583)	(250,308)	(26,535)
Interest income	580	414	1,038	868
Interest expense	(8,239)	(8,739)	(16,766)	(17,445)
Facility fees and debt-related income (expense)	(318)	(154)	(538)	(570)
Defined benefit pension income (expense)	(3,918)	(5,555)	(7,854)	(10,756)
Income (loss) from continuing operations before income taxes and equity in income	(256,318)	(45,617)	(274,428)	(54,438)
Income tax benefit (expense) from continuing operations	(40,548)	905	(45,694)	4,325
Equity in income (loss) of unconsolidated entities, net	50	44	73	72
Income (loss) from continuing operations	(296,816)	(44,668)	(320,049)	(50,041)
Discontinued operations:
Income (loss) from discontinued operations	(91,927)	2,182	(108,172)	4,753
Income tax benefit (expense) from discontinued operations	(5,767)	(4,269)	24,173	(9,278)
Income (loss) from discontinued operations, net of tax	(97,694)	(2,087)	(83,999)	(4,525)
Net income (loss)	(394,510)	(46,755)	(404,048)	(54,566)
Less: Net loss (income) attributable to noncontrolling interests	(1,485)	(1,058)	(2,612)	(2,259)
Net income (loss) attributable to Enviri Corporation	$(395,995)	$(47,813)	$(406,660)	$(56,825)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(298,301)	$(45,726)	$(322,661)	$(52,300)
Income (loss) from discontinued operations, net of tax	(97,694)	(2,087)	(83,999)	(4,525)
Net income (loss) attributable to Enviri Corporation common stockholders	$(395,995)	$(47,813)	$(406,660)	$(56,825)

Weighted-average shares of common stock outstanding (a)	27,877	26,876	27,655	26,827
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(10.70)	$(1.70)	$(11.67)	$(1.95)
Discontinued operations	(3.50)	(0.08)	(3.04)	(0.17)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (b)	$(14.21)	$(1.78)	$(14.70)	$(2.12)

Diluted weighted-average shares of common stock outstanding (a)	27,877	26,876	27,655	26,827
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(10.70)	$(1.70)	$(11.67)	$(1.95)
Discontinued operations	(3.50)	(0.08)	(3.04)	(0.17)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (b)	$(14.21)	$(1.78)	$(14.70)	$(2.12)
(a) Weighted-average shares outstanding and earnings per share amounts for periods prior to the completion of the Transactions have been retrospectively adjusted to reflect the impact of the Transactions on the Company's capital structure.
(b) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2026	2025
Net income (loss)	$(394,510)	$(46,755)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,375 and $3,790 in 2026 and 2025, respectively	10,161	21,802
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $561 and $352 in 2026 and 2025, respectively	1,458	(1,800)
Pension liability adjustments, net of deferred income taxes of $196 and $(204) in 2026 and 2025, respectively	3,319	(11,050)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $(4) in 2026 and 2025, respectively	20	8
Total other comprehensive income (loss)	14,958	8,960
Total comprehensive income (loss)	(379,552)	(37,795)
Comprehensive (income) loss attributable to noncontrolling interests	(1,937)	(1,846)
Comprehensive income (loss) attributable to Enviri Corporation	$(381,489)	$(39,641)

	Six Months Ended
	June 30
(In thousands)	2026	2025
Net income (loss)	$(404,048)	$(54,566)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $— and $5,746 in 2026 and 2025, respectively	3,783	36,903
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $126 thousand and $1,135 in 2026 and 2025, respectively	2,714	(4,597)
Pension liability adjustments, net of deferred income taxes of $— and $(457) in 2026 and 2025, respectively	13,229	(15,238)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $(3) in 2026 and 2025, respectively	20	6
Total other comprehensive income (loss)	19,746	17,074
Total comprehensive income (loss)	(384,302)	(37,492)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,144)	(3,414)
Comprehensive income (loss) attributable to Enviri Corporation	$(387,446)	$(40,906)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(404,048)	$(54,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76,838	74,343
Amortization	13,653	14,964
Deferred income tax (benefit) expense	10,419	(7,999)
Equity in (income) loss of unconsolidated entities, net	(73)	(72)
Right-of-use assets	15,067	15,127
Property, plant and equipment impairment charge	—	7,386
Stock-based compensation	11,473	9,760
Contract exit charges	74,969	—
Other, net	1,177	(3,149)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(170,120)	(13,887)
Inventories	16,626	(7,283)
Contract assets	(4,517)	12,413
Accounts payable	(20,356)	10,716
Accrued interest payable	(11,423)	539
Accrued compensation	(16,717)	(11,433)
Advances on contracts and other customer advances	534	(18,324)
Operating lease liabilities	(14,630)	(15,078)
Retirement plan liabilities, net	7,066	9,717
Reserve for contracts	129,519	(6,477)
Other assets and liabilities	9,141	11,876
Net cash (used) provided by operating activities	(275,402)	28,573
Cash flows from investing activities:
Purchases of property, plant and equipment	(68,387)	(60,659)
Proceeds from CE Holdings Note	1,724,804	—
Deposit for commercial commitments	(25,000)	—
Proceeds from sales of assets	7,019	3,764
Expenditures for intangible assets	(208)	(51)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	852	(4,296)
Net cash (used) provided by investing activities	1,639,080	(61,242)
Cash flows from financing activities:
Short-term borrowings, net	(7,738)	5,831
Borrowings and repayments under Revolving Credit Facility, net	(526,000)	62,000
Repayments of Term Loan	(106,806)	(2,500)
Repayments of Senior Notes	(475,000)	—
Cash paid for finance leases and other long-term debt	(10,607)	(9,669)
Settlement of stock appreciation rights	(16,529)	—
Stock-based compensation - Employee taxes paid	(38,109)	(1,534)
Other financing activities, net	(2,802)	—
Net cash (used) provided by financing activities	(1,183,591)	54,128
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2,093)	1,918
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale	177,994	23,377
Cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale, at beginning of period	125,348	90,158
Cash and cash equivalents, including restricted cash, at end of period	$303,342	$113,535
Reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$253,427	$97,796
Restricted cash	49,915	15,739
Cash and cash equivalents, including restricted cash, at end of period	$303,342	$113,535

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)				(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533
Net income (loss)	—	—	—	(47,813)	—	1,058	(46,755)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	8,172	788	8,960
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,322,009	$(521,466)	$41,565	$400,398

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2025	$149,519	$(864,646)	$273,436	$1,211,234	$(514,481)	$40,525	$295,587
Net income (loss)	—	—	—	(10,665)	—	1,127	(9,538)
Total other comprehensive income (loss), net of deferred income taxes of $(2,006)	—	—	—	—	4,708	80	4,788
Stock appreciation rights exercised, net 102,264 shares	236	(1,540)	(236)				(1,540)
Vesting of restricted stock units, net 427,651 shares	943	(5,878)	(943)	—	—	—	(5,878)
Vesting of performance share units, net 726,189 shares	1,636	(10,837)	(1,636)	—	—	—	(10,837)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	2,329	—	—	—	2,329
Balances, March 31, 2026	$152,334	$(882,901)	$272,950	$1,200,569	$(509,773)	$41,732	$274,911
Net income (loss)	—	—	—	(395,995)	—	1,485	(394,510)
Total other comprehensive income (loss), net of deferred income taxes of $2,132	—	—	—	—	14,506	452	14,958
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(63)	(63)
Stock appreciation rights exercised, net 148,483 shares	330	(2,244)	(330)	—	—	—	(2,244)
Settlement of stock appreciation rights	—	—	(16,529)	—	—	—	(16,529)
Vesting of restricted stock units and other stock grants, net 680,987 shares	1,442	(9,231)	(1,442)	—	—	—	(9,231)
Vesting of performance share units, net 625,479 shares	1,354	(8,776)	(1,354)	—	—	—	(8,776)
Issuance of shares for deferred compensation, net 150,700 shares	189	—	2,442	—	—	—	2,631
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	9,144	—	—	—	9,144
Changes in connection with the Transactions:
Recapitalization	(155,649)	903,152	(264,201)	(483,302)	—	—	—
Distribution of Clean Earth, net	—	—	—	812,396	—	—	812,396
Balances, June 30, 2026	$—	$—	$680	$1,133,668	$(495,267)	$43,606	$682,687

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2025 audited consolidated financial statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Information Statement (the "Information Statement"), dated May 8, 2026, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K furnished to the SEC on May 11, 2026. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Consolidated Financial Statements.

On June 1, 2026, the transactions contemplated by the Separation Agreement and the Merger Agreement, including the Holding Company Merger, the Distribution, the Merger and the Reorganization, were completed, resulting in the Company becoming a separate, publicly traded company that holds the Harsco Environmental and Rail segments and Veolia indirectly holding CE.

Due to the size of the Company, the legal spinee, relative to CE Holdings, the legal spinnor, among other factors, Enviri is treated as the "accounting spinnor", notwithstanding the legal form of spin-off. The Company has also determined that Legacy Enviri represents the "accounting predecessor" to Enviri and Enviri represents the "accounting successor" to Legacy Enviri for accounting purposes. Therefore, the historical financial statements of Enviri, with respect to periods prior to June 1, 2026, are represented by the historical consolidated financial statements of Legacy Enviri, with CE reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. Therefore, the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 have been recast to reflect the after tax operating results of CE in Income (loss) from discontinued operations, net of tax. In addition, certain costs related to the Transactions, interest expense related to the portion of the Company's total debt that was required to be repaid on June 1, 2026 and fees related to the Company's AR Facility that was required to be terminated at the closing of the Transactions, are also allocated to Income (loss) from discontinued operations, net of tax. CE's assets and liabilities have been reclassified as held-for-sale in the Company's Consolidated Balance Sheets as of December 31, 2025, which were previously classified as held-for-use. All disclosures have been updated to reflect these changes. See Note 4, Dispositions for additional information.

The completion of the Transactions resulted in the exchange of one share of CE Holdings common stock for one share of Legacy Enviri common stock, and subsequently one share of Enviri common stock for every three shares of CE Holdings common stock. As such, the weighted-average shares outstanding and all earnings per share data for periods prior to the Transaction have been retrospectively adjusted to reflect the impact of the Transactions on the Company's capital structure

Reclassifications

Reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's Condensed Consolidated Financial Statements, including the notes thereto.

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

The impacts of revising the Condensed Consolidated Statements of Operations for the correction of the errors discussed above and reclassifications related to the Transactions for the periods presented are as follows:

	Three Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Revenues from continuing operations:
Service revenues	$505,241	$(51)	$(246,231)	$258,959
Product revenues	57,013	—	—	57,013
Total revenues	562,254	(51)	(246,231)	315,972
Costs and expenses from continuing operations:
Cost of services sold	394,811	—	(179,908)	214,903
Cost of products sold	68,339	—	—	68,339
Selling, general and administrative expenses	95,503	—	(41,730)	53,773
Research and development expenses	995	—	(220)	775
Property, plant and equipment impairment charge	7,386	—	—	7,386
Other expense (income), net	2,411	—	(32)	2,379
Total costs and expenses	569,445	—	(221,890)	347,555
Operating income (loss) from continuing operations	(7,191)	(51)	(24,341)	(31,583)
Interest income	470	—	(56)	414
Interest expense	(27,600)	—	18,861	(8,739)
Facility fees and debt-related income (expense)	(2,619)	—	2,465	(154)
Defined benefit pension income (expense)	(5,387)	(168)	—	(5,555)
Income (loss) from continuing operations before income taxes and equity in income	(42,327)	(219)	(3,071)	(45,617)
Income tax benefit (expense) from continuing operations	(3,609)	13	4,501	905
Equity in income (loss) of unconsolidated entities, net	44	—	—	44
Income (loss) from continuing operations	(45,892)	(206)	1,430	(44,668)
Discontinued operations:
Income (loss) from discontinued operations	(889)	—	3,071	2,182
Income tax benefit (expense) from discontinued operations	232	—	(4,501)	(4,269)
Income (loss) from discontinued operations, net of tax	(657)	—	(1,430)	(2,087)
Net income (loss)	(46,549)	(206)	—	(46,755)
Less: Net loss (income) attributable to noncontrolling interests	(1,058)	—	—	(1,058)
Net income (loss) attributable to Enviri Corporation	$(47,607)	$(206)	$—	$(47,813)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(46,950)	$(206)	$1,430	$(45,726)
Income (loss) from discontinued operations, net of tax	(657)	—	(1,430)	(2,087)
Net income (loss) attributable to Enviri Corporation common stockholders	$(47,607)	$(206)	$—	$(47,813)

Weighted-average shares of common stock outstanding (a)	26,876	26,876	26,876	26,876
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)
Continuing operations	$(1.75)	$(0.01)	$0.05	$(1.70)
Discontinued operations	(0.02)	—	(0.05)	(0.08)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.77)	$(0.01)	$—	$(1.78)

	Three Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Diluted weighted-average shares of common stock outstanding (a)	26,876	26,876	26,876	26,876
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(1.75)	$(0.01)	$0.05	$(1.70)
Discontinued operations	(0.02)	—	(0.05)	(0.08)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.77)	$(0.01)	$—	$(1.78)

	Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Revenues from continuing operations:
Service revenues	$982,081	$(427)	$(481,086)	$500,568
Product revenues	128,457	—	—	128,457
Total revenues	1,110,538	(427)	(481,086)	629,025
Costs and expenses from continuing operations:
Cost of services sold	767,213	—	(353,499)	413,714
Cost of products sold	119,700	1,017	—	120,717
Selling, general and administrative expenses	184,611	—	(78,767)	105,844
Research and development expenses	1,462	—	(153)	1,309
Property, plant and equipment impairment charge	7,386	—	—	7,386
Other expense (income), net	6,702	—	(112)	6,590
Total costs and expenses	1,087,074	1,017	(432,531)	655,560
Operating income (loss) from continuing operations	23,464	(1,444)	(48,555)	(26,535)
Interest income	924	—	(56)	868
Interest expense	(54,174)	—	36,729	(17,445)
Facility fees and debt-related income (expense)	(5,231)	—	4,661	(570)
Defined benefit pension income (expense)	(10,420)	(336)	—	(10,756)
Income (loss) from continuing operations before income taxes and equity in income	(45,437)	(1,780)	(7,221)	(54,438)
Income tax benefit (expense) from continuing operations	(11,555)	5,958	9,922	4,325
Equity in income (loss) of unconsolidated entities, net	72	—	—	72
Income (loss) from continuing operations	(56,920)	4,178	2,701	(50,041)
Discontinued operations:
Income (loss) from discontinued operations	(2,468)	—	7,221	4,753
Income tax benefit (expense) from discontinued operations	644	—	(9,922)	(9,278)
Income (loss) from discontinued operations, net of tax	(1,824)	—	(2,701)	(4,525)
Net income (loss)	(58,744)	4,178	—	(54,566)
Less: Net loss (income) attributable to noncontrolling interests	(2,259)	—	—	$(2,259)
Net income (loss) attributable to Enviri Corporation	$(61,003)	$4,178	$—	$(56,825)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(59,179)	$4,178	$2,701	$(52,300)
Income (loss) from discontinued operations, net of tax	(1,824)	—	(2,701)	(4,525)
Net income (loss) attributable to Enviri Corporation common stockholders	$(61,003)	$4,178	$—	$(56,825)

Weighted-average shares of common stock outstanding (a)	26,827	26,827	26,827	26,827

	Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)
Continuing operations	$(2.21)	$0.16	$0.10	$(1.95)
Discontinued operations	(0.07)	—	(0.10)	$(0.17)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(2.27)	$0.16	$—	$(2.12)

Diluted weighted-average shares of common stock outstanding (a)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)
Continuing operations	$(2.21)	$0.16	$0.10	$(1.95)
Discontinued operations	(0.07)	—	(0.10)	(0.17)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(2.27)	$0.16	$—	$(2.12)
(a) Weighted-average shares outstanding and earnings per share amounts for periods prior to the completion of the Transactions have been retrospectively adjusted to reflect the impact of the Transactions on the Company's capital structure.
(b) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

The impact of revising the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented are as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	As Revised	As Previously Reported	Revision Adjustment	As Revised
Net income (loss)	$(46,549)	$(206)	$(46,755)	$(58,744)	$4,178	$(54,566)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes	22,947	(1,145)	21,802	38,670	(1,767)	36,903
Pension liability adjustment, net of deferred taxes	(11,122)	72	(11,050)	(15,328)	90	(15,238)
Total other comprehensive income (loss)	10,033	(1,073)	8,960	18,751	(1,677)	17,074
Total comprehensive income (loss)	(36,516)	(1,279)	(37,795)	(39,993)	2,501	(37,492)
Comprehensive income (loss) attributable to Enviri Corporation	$(38,362)	$(1,279)	$(39,641)	$(43,407)	$2,501	$(40,906)

The impact of revising the Condensed Consolidated Statements of Cash Flows for the period presented is as follows:

	Six Months Ended June 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification Adjustment (a)	As Revised and Reclassified
Cash flows from operating activities:
Net income (loss)	$(58,744)	$4,178	$—	$(54,566)
Deferred income tax (benefit) expense	(2,387)	(5,612)	—	(7,999)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(14,314)	427	—	(13,887)
Inventories	(8,300)	1,017	—	(7,283)
Retirement plan liabilities, net	9,381	336	—	9,717
Reserve for contracts	—	—	(6,477)	(6,477)
Other assets and liabilities	5,745	(346)	6,477	11,876
Net cash (used) provided by operating activities	28,573	—	—	28,573
Net cash (used) provided by investing activities	(61,242)	—	—	(61,242)
Net cash (used) provided by financing activities	54,128	—	—	54,128
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1,918	—	—	1,918
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale	23,377	—	—	23,377
Cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale, at beginning of period	90,158	—	—	90,158
Cash and cash equivalents, including restricted cash, at end of period	$113,535	$—	$—	$113,535
(a) Reclassifications have been made to conform with current year presentation.

The impact of revising the Condensed Consolidated Statements of Equity for all periods presented are as follows:

	As Previously Reported
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687
Net income (loss)	—	—	—	(47,607)	—	1,058	(46,549)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	9,245	788	10,033
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,339,344	$(521,368)	$41,565	$417,831

	Revision Adjustment
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$—	$—	$—	$(21,512)	$1,579	$—	$(19,933)
Net income (loss)	—	—	—	4,383	—	—	4,383
Total other comprehensive income (loss)	—	—	—	—	(604)	—	(604)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Vesting of performance share units	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, March 31, 2025	$—	$—	$—	$(17,129)	$975	$—	$(16,154)
Net income (loss)	—	—	—	(206)	—	—	(206)
Total other comprehensive income (loss)	—	—	—	—	(1,073)	—	(1,073)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, June 30, 2025	$—	$—	$—	$(17,335)	$(98)	$—	$(17,433)

	As Revised
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533
Net income (loss)	—	—	—	(47,813)	—	1,058	(46,755)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	8,172	788	8,960
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,322,009	$(521,466)	$41,565	$400,398

Going Concern

The Company’s cash flow forecasts, existing cash and cash equivalents and borrowings available under the Senior Secured Credit Facilities indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s unaudited Consolidated Financial Statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the unaudited Consolidated Financial Statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 8, Debt and Credit Agreements).

2. Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted during the six months ended June 30, 2026:

The Company adopted a change issued by the FASB that provides an optional practical expedient for estimating future credit losses on current accounts receivable and current contract assets that arise from certain contracts with customers. The adoption of this change did not have a material impact on the Company's financial statements.

The Company adopted changes issued by the FASB, which required greater disaggregation of income tax disclosures, related to the income tax rate reconciliation and income taxes paid for each annual reporting period. The Company applied the new disclosure requirements prospectively to its annual report for the year ended December 31, 2025. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at a future date:

In May 2026, the FASB issued an update that provides authoritative guidance on the recognition, measurement and presentation of environmental credits and compliance obligations that may be settled using environmental credits. This update defines environmental credit obligations and establishes recognition criteria, subsequent measurement and disclosure requirements. This guidance should be applied on a retrospective basis. This update becomes effective starting with the Company's annual financial statements for the year ended December 31, 2028 and includes the interim periods within each annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on the Company's financial statements and disclosures.

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

3. Contract Exits

Rail had been manufacturing engineered-to-order ("ETO") equipment under significant long-term, fixed-price contracts with Network Rail and Deutsche Bahn.

In June 2026, the Company informed Network Rail that it had ceased all activities relating to its ETO contract to build stoneblower rail maintenance vehicles, and the associated manufacturing facilities have been closed. Also, in June 2026, the Company ceased all activities relating to its ETO contract to deliver utility track vehicles with Deutsche Bahn. As a result of these actions, the Company recorded a loss of $207.4 million during the quarter ended June 30, 2026, which includes the non-cash impairment charges of $40.5 million related to net contract assets, $21.5 million of inventory and $12.9 million of prepaid balances specific to the projects, as well as an estimated incremental liability of approximately $133 million to address future obligations related to these contracts. Of this loss, $136.5 million was recorded as a reduction to Product revenues - Rail contract exit-related adjustments and $70.9 million to Costs of products sold - Rail contract exit-related adjustments in the Condensed Consolidated Statements of Operations.

On August 10, 2026, Network Rail notified the Company of its alleged breach under the contract and its intention to reach resolution of contractual damages as a result. The Company intends to vigorously contest any damages based on multiple available defenses. Additionally, the Company has proposed an alternative solution to assist Network Rail in significantly extending the life of their existing fleet of stoneblower machines. It is possible that the estimate of the loss could change based on ongoing discussions with Network Rail, or if the ultimate outcome to this matter were to be determined through litigation.

On August 10, 2026, the Company entered into a definitive agreement with Gleisbaumechanik Brandenburg GmbH ("GBM"), a manufacturing partner on the Deutsche Bahn contract, to sell all assets related to the contract, including inventory and intellectual property, to GBM.

Through the proceeds from the CE Holdings Note set aside in the Company's initial balance sheet subsequent to the closing of the Transactions, the Company has sufficient cash available to settle any cash payments required to exit these contracts.

4. Dispositions

As discussed above in Note 1, Basis of Presentation, the transactions contemplated by the Separation Agreement and the Merger Agreement were completed on June 1, 2026, which included the sale of Legacy Enviri's Clean Earth segment to Veolia for a total purchase price of $3.0 billion, subject to customary post-closing adjustments. Of the total purchase price, $1.3 billion of cash proceeds was paid directly to the stockholders of CE Holdings, the former stockholders of Legacy Enviri, and the remaining $1.7 billion was settled through the CE Holdings Note.

The $1.3 billion of cash proceeds that was paid directly to the stockholders of CE Holdings is not recognized in the Condensed Consolidated Financial Statements.

CE's balance sheet positions as of December 31, 2025 are presented as Assets-held-for sale and Liabilities of assets held-for-sale in the Company's Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31, 2025
Cash and cash equivalents	$185
Other receivables	3,303
Inventories	8,829
Prepaid expenses	9,475
Other current assets	2,381
Plant, property and equipment	275,565
Right-of-use assets, net	98,055
Goodwill	379,299
Intangible assets, net	256,993
Other assets	3,143
Total assets (a)	$1,037,228

Current maturities of long-term debt	$11,501
Accounts payable	75,661
Accrued compensation	24,201
Current portion of operating lease liabilities	18,423
Other current liabilities	44,479
Long-term debt	50,237
Operating lease liabilities	81,281
Environmental liabilities	19,151
Deferred tax liabilities	49,856
Other liabilities	13,789
Total liabilities	$388,579
(a) Excludes Trade accounts receivable, net, since CE's balances were sold to PNC Bank, National Association ("PNC") as part of the AR Facility as of December 31, 2025.

CE was historically reported as a separate reportable segment, with primary operations in the U.S. In accordance with U.S. GAAP, the results of CE are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2026 and 2025. Certain key selected financial information included in net income from discontinued operations for CE is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Amounts directly attributable to Clean Earth:
Service revenues	$158,964	$246,231	$384,719	$481,086
Cost of services sold	115,986	179,908	284,763	353,499
Income (loss) from discontinued operations	2,426	25,339	18,999	48,465
Additional amounts allocated to Clean Earth:
Selling, general and administrative expenses	$—	$2,143	$—	$2,143
Other (income) expense, net (a)	72,992	—	84,017	—
Interest expense	12,719	17,660	30,880	34,440
Facility fees and debt-related income (expense) (b)	7,199	2,465	9,273	4,661
(a) The Company has allocated directly attributable transaction costs to Discontinued Operations, including accelerated stock compensation expense and retention payments for CE employees.
(b) Primarily includes fees related to the AR Facility. The 2026 amounts also include the write-off of deferred financing costs of $5.6 million and Credit Facility amendment refinancing fees of $0.2 million.

The Company has retained corporate overhead expenses previously allocated to CE of $1.3 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively, as part of Selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

The following is selected financial information included on the Company's Condensed Consolidated Statements of Cash Flows attributable to CE:

	Six Months Ended June 30
(in thousands)	2026	2025
Cash flows from operating activities (non-cash)
Depreciation	$18,659	$19,169
Amortization	9,882	11,771
Cash flows from investing activities
Purchases of property, plant and equipment	(26,765)	(18,792)

5. Trade Accounts Receivables and Other Receivables
Accounts receivable consist of the following:

(In thousands)	June 30 2026	December 31 2025
Trade accounts receivable	$259,516	$278,488
Less: Allowance for expected credit losses	(9,786)	(11,049)
Trade accounts receivable, net	$249,730	$267,439
Other receivables (a)	$28,938	$43,627
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Change in provision for expected credit losses	$91	$(2,143)	$181	$(2,037)

At June 30, 2026, $7.1 million of the Company's trade accounts receivable were past due by twelve months or more, with $5.7 million of this amount reserved. The change in provision for credit losses for the three and six months ended June 30, 2025 included the recovery of $2.2 million of a previously reserved balance for an HE customer who became insolvent in the fourth quarter of 2024.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC to accelerate cash flows from trade accounts receivable. On October 1, 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC was $160.0 million, as amended in February 2025. On June 1, 2026, the AR Facility was terminated in connection with the Transactions and the full balance of $160.0 million was repurchased from PNC, which is reflected in Accounts receivable on the Condensed Consolidated Statements of Cash Flows.

Prior to the termination of the AR Facility, the total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of December 31, 2025. The SPE owned $47.5 million of trade receivables as of December 31, 2025 which was included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

No proceeds were received from the AR Facility during the six months ended June 30, 2026. The Company received proceeds of $10.0 million during the six months ended June 30, 2025.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	June 30 2026	December 31 2025
Net amounts sold under factoring arrangements	$16.3	$16.4
Program capacities	20.6	21.1

6. Inventories

Inventories consist of the following:

(In thousands)	June 30 2026	December 31 2025
Finished goods	$12,562	$10,484
Work-in-process	11,026	13,679
Raw materials and purchased parts (a)	69,563	107,056
Stores and supplies	40,943	40,499
Total inventories	$134,094	$171,718
(a) Decrease during the six months ended June 30, 2026 includes the impairment of inventories as a result of the Company's decision to exit certain Rail contracts. See Note 3, Contract Exits for additional details.

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	June 30 2026	December 31 2025
Land and improvements	$24,222	$24,541
Buildings and improvements	161,454	162,000
Machinery and equipment	1,461,842	1,493,339
Uncompleted construction	34,101	25,520
Gross property, plant and equipment	1,681,619	1,705,400
Less: Accumulated depreciation	(1,276,225)	(1,281,301)
Property, plant and equipment, net	$405,394	$424,099

8. Leases*
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Finance leases:
Depreciation expense	$1,597	$1,551	$3,262	$2,818
Interest on lease liabilities	358	367	735	701
Operating leases	3,282	3,626	6,678	6,913
Variable and short-term lease expense	8,244	8,018	17,164	15,721
Sublease income	(2)	(1)	(4)	(3)
Total lease expense	$13,479	$13,561	$27,835	$26,150

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

9. Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the six months ended June 30, 2026, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting unit's fair value was less than its carrying amount, which would require a further interim impairment analysis. However, unfavorable economic conditions, including continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to the Company's reporting unit in a future period.

10. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	June 30 2026	December 31 2025
Senior Secured Credit Facilities:
Term Loan	$370,694	$477,500
Revolving Credit Facility	—	526,000
5.75% Senior Notes	—	475,000
Other financing payable (including finance leases) in varying amounts	21,968	26,763
Total debt obligations	392,662	1,505,263
Less: deferred financing costs	(3,654)	(10,818)
Total debt obligations, net of deferred financing costs	389,008	1,494,445
Less: current maturities of long-term debt	(8,469)	(14,373)
Long-term debt	$380,539	$1,480,072

On June 1, 2026, in connection with the completion of the Transactions, the Company repaid $1.2 billion of its outstanding total debt balance, which included the repayment of $628.0 million of borrowings previously outstanding under the Revolving Credit Facility, partial repayment of $105.6 million of the Term Loan and the $475.0 million redemption of the Senior Notes. As a result of these repayments, the Company expensed $3.7 million of previously deferred financing costs pertaining to the Senior Secured Credit Facilities and $1.5 million of previously deferred costs pertaining to the Senior Notes, which are included in Income (loss) from discontinued operations on the Company's Condensed Consolidated Statements of Operations.

In February 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the date on which the Company's Clean Earth segment is sold to Veolia in connection with the Company's Merger Agreement. As described above, the sale of Clean Earth was completed on June 1, 2026 and, as a result, the $50.0 million portion of the non-extended revolving credit facility was repaid on June 1, 2026. The capacity on the Revolving Credit Facility was reduced to $152.0 million and as a result the Company expensed $2.8 million of previously deferred costs, which are included in the preceding paragraph.

In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of CE, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives the Company was evaluating at that time. As a result of this amendment and the distribution of CE, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 3.00x for the quarter ended June 30, 2026 and for each quarter thereafter. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Interest Coverage Ratio remained at 2.50x. The Company capitalized $1.8 million of fees incurred related to the amendment.

In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the Interest Coverage Ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At June 30, 2026, as calculated pursuant to the Credit Agreement, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 1.94x and the total Interest Coverage Ratio was 4.60x. Based on balances and covenants in effect at June 30, 2026, the Company could increase Net Debt by $160.5 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $53.5 million or interest expense could increase by $27.6 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including softness in certain markets, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

The Credit Agreement imposes certain restrictions including, but not limited to, restrictions as to types and amounts of debt of liens that may be incurred by the Company; limitations on increases in dividend payments; limitations on repurchases of the Company’s stock and limitations on certain acquisitions by the Company.

With respect to the Senior Secured Credit Facilities, the obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors.

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

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Unused debt commitment and amendment fees	$(90)	$127	$(96)	$8
Factoring fees	(228)	(281)	(442)	(578)
Facility fees and debt-related income (expense)	$(318)	$(154)	$(538)	$(570)

11. Employee Benefit Plans*

	Three Months Ended
	June 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$263	$324
Interest costs	2,032	2,313	7,499	7,918
Expected return on plan assets	(2,287)	(2,561)	(7,749)	(6,940)
Recognized prior service costs	—	—	110	123
Recognized actuarial losses	750	785	3,817	3,963
Defined benefit pension plan net periodic pension cost (benefit)	$495	$537	$3,940	$5,388

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$523	$627
Interest costs	4,063	4,626	14,871	15,305
Expected return on plan assets	(4,574)	(5,123)	(15,553)	(13,439)
Recognized prior service costs	—	—	218	236
Recognized actuarial losses	1,501	1,570	7,571	7,661
Defined benefit pension plans net periodic pension cost (benefit)	$990	$1,073	$7,630	$10,390

Cash contributions to U.S. and international defined benefit pension plans totaled $0.8 million and $0.4 million for the six months ended June 30, 2026, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2026 for the U.S. and international defined benefit pension plans is $0.8 million and $0.4 million, respectively.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

12. Income Taxes*

Income tax expense from continuing operations for the three and six months ended June 30, 2026 was $40.5 million and $45.7 million, respectively, compared with $0.9 million and $4.3 million income tax benefit for the three and six months ended June 30, 2025, respectively. The change is primarily due to $34.0 million tax expense related to the valuation allowance establishment of prior year deferred tax assets in the U.S. as a result of the CE divestiture during the three and six months ended June 30, 2026, which did not occur during the three and six months ended June 30, 2025. In addition, no tax benefit was recorded on the total net loss of $207.4 million recognized during the three and six months ended June 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, as well as on the costs of $28.3 million and $29.7 million incurred during the three and six months ended June 30, 2026, respectively, related to the Transactions.

The reserve for uncertain tax positions on June 30, 2026 and December 31, 2025 was $6.0 million and $6.7 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $2.0 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2026	December 31 2025
Current portion of environmental liabilities (a)	$8,009	$9,020
Long-term environmental liabilities	19,105	19,105
Total environmental liabilities	$27,114	$28,125
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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million. During the fourth quarter of 2025, the Company recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the agreement to sell a significant quantity of processed material to a regional buyer. The Company is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. The Company's current reserve of $26.5 million at June 30, 2026 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "3rd Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the 3rd Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the 3rd Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of June 30, 2026). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $51 million as of June 30, 2026) and the Company would pay approximately 66 million Brazilian reais (or approximately $13 million as of June 30, 2026) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and the Company and is seeking 431 million Brazilian reais (or approximately $83 million as of June 30, 2026) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and the Company submitted their respective defenses in January 2026. The Company denies that any environmental damage occurred and will defend itself vigorously. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, the Company does not believe that a loss relating to this matter is probable.

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

On July 11, 2018, the Company entered into an agreement with Orion Metals Mining Pty Ltd. (“Orion”) to provide slag processing services at Orion’s Highveld facility in South Africa. On October 3, 2018, the Company received a demand letter from Orion, asserting that the Company had failed to maintain minimum monthly processing requirements in breach of said agreement. The parties entered arbitration, with Orion filing a Statement of Claim on February 15, 2019, asserting approximately $29.0 million as of June 30, 2026, exclusive of interest, in damages for alleged claims for misrepresentation, rescission and breach of contract. On September 4, 2019, the Company counterclaimed, asserting approximately $3.5 million as of June 30, 2026 against Orion and its sureties for damages arising from Orion’s unlawful repudiation of the agreement. The matter thereafter became dormant, with Orion taking no action to prosecute its claims for nearly five years. In March 2025, Orion sought to revive the proceedings and its claims. On August 22, 2025, the Company brought a dismissal application seeking an award that Orion’s claims be dismissed for inordinate and inexcusable delay, which Orion has opposed. On June 30, 2026, the arbitrator awarded the Company its costs for the dismissal applications hearing, requested that Orion pay the arbitrator's costs and reduced the amount of interest sought by Orion. The Company vigorously contests all allegations made against it. Due to the multiple defenses and counterclaims available, the Company does not believe a loss is probable or estimable at this time.

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $7.9 million as of June 30, 2026. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
As of June 30, 2026, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of June 30, 2026, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies in Legacy Enviri's Consolidated Financial Statements in the Company’s Information Statement, under Accrued Insurance and Loss Reserves, for additional information.

14. Reconciliation of Basic and Diluted Shares*

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2026	2025	2026	2025
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders, net of tax	$(298,301)	$(45,726)	$(322,661)	$(52,300)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	27,877	26,876	27,655	26,827
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	27,877	26,876	27,655	26,827
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(10.70)	$(1.70)	$(11.67)	$(1.95)
Diluted	$(10.70)	$(1.70)	$(11.67)	$(1.95)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Restricted stock units	525	682	457	687
Stock appreciation rights	846	1,024	870	1,067
Performance share units	291	632	237	725

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

15. Stock-Based Compensation

In connection with the Transactions, outstanding liability and equity awards under Legacy Enviri's long-term incentive plan ("LTIP") became fully vested during the six months ended June 30, 2026. Accordingly, the Company recognized $9.3 million of compensation expense related to the acceleration of such incentive compensation awards during the three and six months ended June 30, 2026, which was recorded within Operating income (loss) from continuing operations. In addition, the Company recognized $4.7 million of stock-based compensation expense within Income (loss) from discontinued operations related to awards held by former employees of CE. Following the closing of the Transactions, no future awards may be granted under Legacy Enviri's equity compensation plans, which have been terminated.

During the six months ended June 30, 2026, the Company settled certain in-the-money stock appreciation rights ("SARs") in connection with the Transactions, which included a cash payment of $16.5 million and the issuance of 709,542 replacement SARs in the Company. In addition, the Company issued 136,321 replacement SARs in the Company for certain SARs that were not in-the-money at the time of the Transactions. The Company recognized $0.1 million of incremental expense related to the issuance of the replacement SARs. The replacement SARS have a weighted-average exercise price of $8.89 and there is no future service requirement. Also during the six months ended June 30, 2026, the Company settled deferred compensation in shares to the Company's Board of Directors for $2.6 million and in cash-based performance stock units ("PSUs") to employees for $12.5 million that were previously liability-classified.

On June 15, 2026, the Company granted new equity awards that consisted of restricted stock units ("RSUs") and PSUs under the Company's 2026 Omnibus Incentive Plan. This included 480,698 RSUs granted to the Company's employees with a weighted-average grant fair value of $20.71 per share and vest over a three-year period or upon a specified retirement or years of service criteria. PSUs of 290,871 were granted to the Company's employees with a weighted-average fair value of $28.68 per share and vest over a three-year performance period based on the Company's stock price performance. In addition, 43,750 RSUs were granted to Directors with a weighted-average grant fair value of $20.71 per share and vest over a one-year period.

16. Derivative Instruments, Hedging Activities and Fair Value

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2026
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$131	$6,960	$7,091
Interest rate swaps	Other current assets	2,523	—	2,523
Interest rate swaps	Other assets	1,763	—	1,763
Total		$4,417	$6,960	$11,377

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$416	$12,341	$12,757
Total		$416	$12,341	$12,757

December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	$313
Total		$1,236	$1,340	$2,576

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $2.9 million at June 30, 2026 and a $0.3 million net liability at December 31, 2025.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025

Foreign currency exchange forward contracts	$(160)	$(1,440)	$(406)	$697
Interest rate swaps	1,887	(1,296)	(423)	(113)
	$1,727	$(2,736)	$(829)	$584

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Six Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Foreign currency exchange forward contracts	$331	$(2,311)	$(829)	$889
Interest rate swaps	3,959	(4,080)	(872)	(230)
	$4,290	$(6,391)	$(1,701)	$659

The locations and amounts of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$65,985	$(8,239)	$57,013	$(8,739)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	423	—	113
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	406	—	(697)	—

	Six Months Ended
	June 30
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$131,763	$(16,766)	$128,457	$(17,445)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	872	—	230
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	829	—	(889)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2026	2025	2026	2025
Foreign currency exchange forward contracts	Cost of services and products sold	$2,623	$(30,981)	$14,109	$(46,137)
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2026 and December 31, 2025, the notional amounts of foreign currency exchange forward contracts were $627.7 million and $639.0 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through February 2028.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $0.6 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and pre-tax net losses $1.3 million of $1.9 million for the three and six months ended June 30, 2025, respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At June 30, 2026 and December 31, 2025, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $391.3 million and $1,504.7 million, respectively, compared with a carrying value of $392.7 million and $1,505.3 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

17. Review of Operations by Segment*

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

	Three Months Ended June 30, 2026
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	266,160	(78,818)	$187,342	—	$187,342
Less:
Cost of services and products sold	221,940	123,679	345,619	—	345,619
Selling, general and administrative expenses	27,196	10,330	37,526	11,536	49,062
Other segment activities (a)	4,048	8,019	12,067	25,017	37,084
Operating income (loss) from continuing operations	12,976	(220,846)	$(207,870)	(36,553)	$(244,423)
Plus:
Interest income					580
Interest expense					(8,239)
Facility fees and debt-related income (expense)					(318)
Defined benefit pension income (expense)					(3,918)
Income (loss) from continuing operations before income taxes and equity in income					$(256,318)

Other Segment Information:
Depreciation	27,438	1,185	$28,623	231	$28,854
Amortization (b)	568	245	$813	1,052	$1,865
Capital expenditures	20,704	1,523	$22,227	91	$22,318

	Three Months Ended June 30, 2025
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	258,009	57,963	$315,972	—	$315,972
Less:
Cost of services and products sold	220,194	65,563	285,757	—	285,757
Selling, general and administrative expenses	25,494	11,323	36,817	16,956	53,773
Property, plant and equipment charge	7,386	—	7,386	—	7,386
Other segment activities (a)	684	1,402	2,086	(1,447)	639
Operating income (loss) from continuing operations	4,251	(20,325)	$(16,074)	(15,509)	$(31,583)
Plus:
Interest income					414
Interest expense					(8,739)
Facility fees and debt-related income (expense)					(154)
Defined benefit pension income (expense)					(5,555)
Income (loss) from continuing operations before income taxes and equity in income					$(45,617)

Other Segment Information:
Depreciation	27,046	1,051	$28,097	255	$28,352
Amortization (b)	571	106	$677	958	$1,635
Capital expenditures	25,257	1,630	$26,887	8	$26,895

	Six Months Ended June 30, 2026
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	522,877	(11,487)	$511,390	—	$511,390
Less:
Cost of services and products sold	439,947	181,651	621,598	—	621,598
Selling, general and administrative expenses	55,139	22,088	77,227	24,203	101,430
Other segment activities (a)	4,786	8,817	13,603	25,067	38,670
Operating income (loss) from continuing operations	23,005	(224,043)	$(201,038)	(49,270)	$(250,308)
Plus:
Interest income					1,038
Interest expense					(16,766)
Facility fees and debt-related income (expense)					(538)
Defined benefit pension income (expense)					(7,854)
Income (loss) from continuing operations before income taxes and equity in income					$(274,428)

Other Segment Information:
Depreciation	55,334	2,381	$57,715	464	$58,179
Amortization (b)	1,140	530	$1,670	2,101	$3,771
Capital expenditures	38,111	3,291	$41,402	220	$41,622

	Six Months Ended June 30, 2025
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	501,115	127,910	$629,025	—	$629,025
Less:
Cost of services and products sold	422,211	114,980	537,191	—	537,191
Selling, general and administrative expenses	52,122	22,905	75,027	30,817	105,844
Property, plant and equipment charge	7,386	—	7,386	—	7,386
Other segment activities (a)	5,072	3,212	8,284	(3,145)	5,139
Operating income (loss) from continuing operations	14,324	(13,187)	$1,137	(27,672)	$(26,535)
Plus:
Interest income					868
Interest expense					(17,445)
Facility fees and debt-related income (expense)					(570)
Defined benefit pension income (expense)					(10,756)
Income (loss) from continuing operations before income taxes and equity in income					$(54,438)

Other Segment Information:
Depreciation	52,555	2,083	$54,638	536	$55,174
Amortization (b)	1,111	173	$1,284	1,909	$3,193
Capital expenditures	39,351	2,410	$41,761	106	$41,867
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

18. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. There are no significant inter-segment sales.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2026
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$61,950	$(23,114)	$38,836
Western Europe	103,241	(64,550)	38,691
Latin America (b)	42,693	2,366	45,059
Asia-Pacific	27,250	6,443	33,693
Middle East and Africa	26,109	37	26,146
Eastern Europe	4,917	—	4,917
Total Revenues	$266,160	$(78,818)	$187,342
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$245,383	$—	$245,383
Ecoproducts	15,101	—	15,101
Environmental systems for aluminum dross and scrap processing	5,676	—	5,676
Railway track maintenance equipment	—	(122,114)	(122,114)
After market parts and services; safety and diagnostic technology	—	31,464	31,464
Railway contracting services	—	11,832	11,832
Total Revenues	$266,160	$(78,818)	$187,342

	Three Months Ended
	June 30, 2025
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$57,613	$30,618	$88,231
Western Europe	105,304	22,822	128,126
Latin America (b)	35,546	633	36,179
Asia-Pacific	29,828	3,890	33,718
Middle East and Africa	24,757	—	24,757
Eastern Europe	4,961	—	4,961
Total Revenues	$258,009	$57,963	$315,972

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$240,450	$—	$240,450
Ecoproducts	12,825	—	12,825
Environmental systems for aluminum dross and scrap processing	4,734	—	4,734
Railway track maintenance equipment	—	15,652	15,652
After market parts and services; safety and diagnostic technology	—	24,356	24,356
Railway contracting services	—	17,955	17,955
Total Revenues	$258,009	$57,963	$315,972

	Six Months Ended
	June 30, 2026
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$121,048	$16,504	$137,552
Western Europe	199,680	(42,664)	157,016
Latin America (b)	83,246	3,988	87,234
Asia-Pacific	57,607	10,603	68,210
Middle East and Africa	51,597	82	51,679
Eastern Europe	9,699	—	9,699
Total Revenues	$522,877	$(11,487)	$511,390
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$485,808	$—	$485,808
Ecoproducts	27,314	—	27,314
Environmental systems for aluminum dross and scrap processing	9,755	—	9,755
Railway track maintenance equipment	—	(101,411)	(101,411)
After-market parts and services; safety and diagnostic technology	—	60,419	60,419
Railway contracting services	—	29,505	29,505
Total Revenues	$522,877	$(11,487)	$511,390

	Six Months Ended
	June 30, 2025
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$112,839	$67,594	$180,433
Western Europe	202,948	50,046	252,994
Latin America (b)	67,670	2,433	70,103
Asia-Pacific	58,392	7,837	66,229
Middle East and Africa	50,106	—	50,106
Eastern Europe	9,160	—	9,160
Total Revenues	$501,115	$127,910	$629,025
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$467,655	$—	$467,655
Ecoproducts	23,517	—	23,517
Environmental systems for aluminum dross and scrap processing	9,943	—	9,943
Railway track maintenance equipment	—	48,720	48,720
After-market parts and services; safety and diagnostic technology	—	47,271	47,271
Railway contracting services	—	31,919	31,919
Total Revenues	$501,115	$127,910	$629,025
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

The Company had contract assets totaling $32.5 million and $69.1 million at June 30, 2026 and December 31, 2025, respectively. The Company had advances on contracts totaling $9.0 million and $8.2 million at June 30, 2026 and December 31, 2025, respectively. The decrease in contract assets is due principally to the Company's decision to exit the Network Rail and Deutsche Bahn contracts, as discussed in further detail in Note 3, Contract Exits. During the three and six months ended June 30, 2026, the Company recognized $1.4 million and $6.1 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and six months ended June 30, 2025, the Company recognized revenues of $4.8 million and $22.4 million, respectively, related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2027	$14,568	$3,677
2028	14,357	1,772
2029	9,283	4,869
2030	4,671	—
2031	4,671	—
Thereafter	4,671	—
Total remaining performance obligations	$52,221	$10,318

Rail has been manufacturing ETO equipment under significant long-term, fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company had recognized estimated forward loss provisions related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of key vendors, increased engineering efforts and challenges encountered with homologation and commissioning of equipment.

As discussed in Note 3, Contract Exits, the Company recorded a loss of $207.4 million during the second quarter of 2026 related to the exits of the Network Rail and Deutsche Bahn contracts.

For the Network Rail contract, during the three months ended June 30, 2025, the Company recorded a forward loss provision of $10.2 million primarily related to increased estimated manufacturing and material costs. For the six months ended June 30, 2025, the forward loss provision totaled $11.3 million.

For the three months ended June 30, 2025, no adjustment was made to the forward loss provision for the Deutsche Bahn contract. During the six months ended June 30, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.

The Company continues to manufacture equipment under the SBB contract. For the six months ended June 30, 2026, no adjustment was made to the forward loss provision. For the three months ended June 30, 2025, the Company recorded a loss provision of $4.8 million due to higher estimated commissioning, manufacturing, assembly, and logistics costs due as progress was made towards prototype commissioning of the universal vehicle during the quarter. For the six months ended June 30, 2025, the forward loss provision totaled $5.9 million.

The estimated forward loss provision for the SBB contract represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete this contract may change, which could result in an additional estimated forward loss provision at such time that could be material in any one period.

As of June 30, 2026, the contract with SBB is 92% complete, based on costs incurred under the cost-to-cost method to measure progress.

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

19. Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2026	2025	2026	2025
Employee termination benefit costs	$9,478	$1,098	$10,150	$3,536
Other costs for exit activities	978	1,685	773	3,643
Costs related to the Transactions (a)	28,275	—	29,722	—
Asset impairments	621	—	621	583
Net gains on sale of assets	(2,868)	(404)	(3,086)	(1,172)
Other expense (income), net	$36,484	$2,379	$38,180	$6,590
(a) Includes costs related to the Transactions. For the three months ended June 30, 2026, these costs are employee termination benefit costs including change-in-control payments to former management and retention payments of $14.3 million, accelerated stock compensation expense and related costs of $12.5 million and certain transaction related costs of $1.3 million. For the six months ended June 30, 2026, these costs are employee termination benefit costs including change-in-control payments to former management and retention payments of $14.3 million, accelerated stock compensation expense and related costs of $12.5 million and certain transaction related costs of $2.7 million.

20. Components of Accumulated Other Comprehensive Loss*
AOCI is included on the Condensed Consolidated Statements of Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2026 and 2025, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2025	$(199,071)	$15	$(315,450)	$25	$(514,481)
OCI before reclassifications (a)(b)	3,783	4,234	3,939	20	11,976
Amounts reclassified from AOCI, net of tax	—	(1,520)	9,290	—	7,770
Total OCI	3,783	2,714	13,229	20	19,746
Less: OCI attributable to noncontrolling interests	(532)	—	—	—	(532)
OCI attributable to Enviri Corporation	3,251	2,714	13,229	20	19,214
Balance at June 30, 2026	$(195,820)	$2,729	$(302,221)	$45	$(495,267)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	(229,257)	3,769	(311,919)	22	(537,385)
OCI before reclassifications (a)(b)	36,903	(5,019)	(24,298)	6	7,592
Amounts reclassified from AOCI, net of tax	—	422	9,060	—	9,482
Total OCI	36,903	(4,597)	(15,238)	6	17,074
Less: OCI attributable to noncontrolling interests	(1,155)	—	—	—	(1,155)
OCI attributable to Enviri Corporation	35,748	(4,597)	(15,238)	6	15,919
Balance at June 30, 2025	(193,509)	(828)	(327,157)	28	(521,466)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedging instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2026	2025	2026	2025
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(406)	$697	$(829)	$889	Product revenues
Interest rate swaps	(423)	(113)	(872)	(230)	Interest expense
Total before income taxes	(829)	584	(1,701)	659
Income taxes	(34)	(189)	181	(237)
Total reclassification of cash flow hedging instruments, net of tax	$(863)	$395	$(1,520)	$422

Amortization of defined benefit pension items (c):
Actuarial losses	$4,567	$4,748	$9,072	$9,231	Defined benefit pension income (expense)
Prior service costs	110	123	218	236	Defined benefit pension income (expense)
Total before income taxes	4,677	4,871	9,290	9,467
Income taxes	196	(203)	—	(407)
Total reclassification of defined benefit pension items, net of tax	$4,873	$4,668	$9,290	$9,060
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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Information Statement (the "Information Statement"), dated May 8, 2026, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K furnished to the SEC on May 11, 2026, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2026 and beyond.

Spin-Off
On June 1, 2026, the Transactions were completed, resulting in, among other things, the Company owning all of the equity interests in Enviri LLC, Enviri LLC holding the Harsco Environmental and Rail segments and Veolia acquiring 100% of Clean Earth. The aggregate consideration paid by Veolia to acquire Clean Earth was $3.0 billion, subject to customary adjustments. Of such aggregate consideration, $1.3 billion was paid directly to the stockholders of CE Holdings, the former stockholders of Legacy Enviri, with the remaining $1.7 billion paid to Enviri LLC, as successor by merger to Legacy Enviri, pursuant to the CE Holdings Note to Enviri LLC in connection with the Reorganization, in which the amount was used primarily for the repayment of the Company's indebtedness, the termination of the AR Facility, the payment of transaction expenses and to retain cash to support Harsco Rail’s large European engineered-to-order rail contracts. The Transactions will not result in any material cash tax expense to Enviri LLC, as successor by merger to Legacy Enviri, or the Company. Prior to the completion of the Spin-Off, the Company did not engage in any business activities other than in connection with the transactions contemplated by the Separation Agreement and the Merger Agreement and had no material assets or liabilities of any kind.

CE Holdings, which holds Clean Earth, and the Company entered into a Transition Services Agreement on June 1, 2026, pursuant to which the Company provides certain services to CE Holdings on an interim, transitional basis. The services provided will include finance, legal, human resources, information technology, facilities and other general and administrative functions. The Transition Services Agreement specifies the fees payable for these services. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which is up to twelve months following the closing of the Merger.

Following the Spin-Off, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). We are required to maintain policies, procedures and practices as a separate, public company necessary to comply with our obligations under the Exchange Act and related rules and regulations. As a result, we are incurring additional costs, including internal audit, investor relations, stock administration and regulatory compliance costs.

Notwithstanding the legal form of the Spin-Off described elsewhere in this Quarterly Report on Form 10-Q, the Company is treated as the “accounting spinnor” of CE Holdings and is the “accounting successor” to Legacy Enviri for accounting and financial reporting purposes. Therefore, the historical financial statements of the Company, with respect to periods prior to June 1, 2026, have been represented by the historical financial statements of Legacy Enviri and the results of Clean Earth are reported as discontinued operations, in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations. As such, the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 have been recast to reflect the after tax operating results of CE. In addition, certain costs related to the Transactions, interest expense related to the portion of the Company's total debt that was required to be repaid on June 1, 2026 and fees related to the Company's AR Facility that was required to be terminated at the closing of the Transactions, are also reflected in Income (loss) from discontinued operations, net of tax. CE's assets and liabilities have been reclassified as held-for-sale in the Company's Consolidated Balance Sheets as of December 31, 2025, which were previously classified as held-for-use.

Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project", "target" or other comparable terms.
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

A further discussion of these, along with other potential risk factors, can be found under the heading, "Risk Factors," of the Company's Information Statement, dated May 8, 2026, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K furnished to the SEC on May 11, 2026 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of critical environmental services and materials processing to the metals industry, and innovative equipment and technology for the rail sector. The Company has locations in approximately 30 countries, including the U.S.

The Company's operations from continuing operations consist of two reportable segments: Harsco Environmental and Harsco Rail. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. Rail is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems and contracting solutions, which support railroad and transit customers worldwide.

The Company operates in a complex global environment that is increasingly shaped by interventionist trade policy, protectionist measures such as tariffs and import quotas, and geopolitical uncertainty. These factors can materially influence steel production levels, customer demand, supply chains, energy costs, and overall economic activity across our markets.

Recent U.S. and European trade measures may positively impact domestic steel production and strengthen the competitiveness of certain customers while also adversely impacting steel production in other countries where the Company and its customers operate. These include US steel tariffs that became effective in early 2025 and updates to EU steel import quotas and tariffs that became effective in July 2026. Although these actions may create regional opportunities, they can also result in shifts in production volumes, competitive dynamics, cost structures, and investment decisions that may affect our business in unpredictable ways.

In addition, ongoing geopolitical tensions, including conflict in the Middle East, continue to contribute to energy price volatility and broader macroeconomic uncertainty. These conditions may impact customer operating levels, project execution, and input costs. The Company remains focused on mitigating these risks through disciplined commercial management, proactive customer engagement, contractual price-escalation mechanisms, and continuous monitoring of market, trade, and geopolitical developments, while positioning the business to capture opportunities arising from evolving market conditions.

On June 1, 2026, as previously described above, the Company completed the Transactions, which included the sale of CE for $3.0 billion. The proceeds from the sale were partially used to repay certain of the Company's indebtedness, which included the full repayment of $628.0 million previously outstanding on the Revolving Credit Facility, partial repayment of $105.6 million of the Term Loan and the $475.0 million redemption of the Senior Notes. In addition, the AR Facility was terminated and $160.0 million of accounts receivable were repurchased from PNC Bank, National Association ("PNC") .

Rail had been manufacturing engineered-to-order ("ETO") equipment under significant long-term fixed-price contracts with SBB, Network Rail and Deutsche Bahn. In June 2026, the Company informed Network Rail that it had ceased all activities relating to its ETO contract to build stoneblower rail maintenance vehicles, and the associated manufacturing facilities have been closed. Also, in June 2026, the Company ceased all activities relating to its ETO contract to deliver utility track vehicles with Deutsche Bahn. As a result of these actions, the Company recorded a loss of $207.4 million during the quarter ended June 30, 2026, which includes the non-cash impairment charges of $40.5 million related to net contract assets, $21.5 million of inventory and $12.9 million of prepaid balances specific to the projects, as well as an estimated incremental liability of approximately $133 million to address future obligations related to these contracts. Of this loss, $136.5 million was recorded as a reduction to Product revenues and $70.9 million to Costs of products sold in the Condensed Consolidated Statements of Operations.

On August 10, 2026, Network Rail notified the Company of its alleged breach under the contract and its intention to reach resolution of contractual damages as a result. The Company intends to vigorously contest any damages based on multiple available defenses. Additionally, the Company has proposed an alternative solution to assist Network Rail in significantly extending the life of their existing fleet of stoneblower machines. It is possible that the estimate of the loss could change based on ongoing discussions with Network Rail or if the ultimate outcome to this matter were to be determined through litigation.

On August 10, 2026, the Company entered into a definitive agreement with Gleisbaumechanik Brandenburg GmbH ("GBM"), a manufacturing partner on the Deutsche Bahn contract, to sell all assets related to the contract, including inventory and intellectual property, to GBM. Future consideration, if any, received from GBM for the asset sale would be recorded as income by the Company in the period the consideration is realized.

The decision to cease performance on these two contracts was taken to eliminate future performance risk, financial statement volatility and future cash outflows related to performing on the contracts. The Company expects these contract exits to conclude its exposure to its legacy ETO contract risks. The Company remains committed to delivering on its remaining contract with SBB. The exit of these contracts will allow Rail to enhance its focus on its core maintenance of way businesses.

Through the proceeds from the CE Holdings Note set aside in the Company's initial balance sheet subsequent to the closing of the Transactions, the Company has sufficient cash available to settle any cash payments required to exit these contracts.

Significant Items Impact
The Company's Total revenues and Operating income (loss) from continuing operations were impacted by the following significant items during the three and six months ended June 30, 2026 and 2025:

Total Revenues:

		Favorable (Unfavorable) Impact
		Three Months Ended		Six Months Ended
		June 30		June 30
Item (in millions)	Segment	2026	2025	2026	2025
Contract exits	Rail	(136.5)	—	(136.5)	—
Adjustments related to certain estimated forward loss provisions	Rail	—	—	—	12.2
Total		$(136.5)	$—	$(136.5)	$12.2

Operating Income (Loss) from Continuing Operations:

		Favorable (Unfavorable) Impact
		Three Months Ended		Six Months Ended
		June 30		June 30
Item (in millions)	Segment	2026	2025	2026	2025
Contract exits	Rail	(207.4)	—	(207.4)	—
Adjustments related to certain estimated forward loss provisions	Rail	—	(15.9)	—	(5.4)
Restructuring and related costs	Rail	(7.4)	—	(8.1)	—
Property, plant and equipment impairment charge	HE	—	(7.4)	—	(7.4)
Transaction costs	Corporate	(26.0)	(0.1)	(27.5)	(0.1)
Transaction costs	HE	(2.3)	—	(2.3)	—
Total		$(243.1)	$(23.4)	$(245.3)	$(12.9)

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except percentages)	2026	2025	2026	2025
Revenues:
Harsco Environmental	$266.2	$258.0	$522.9	$501.1
Harsco Rail	(78.8)	58.0	(11.5)	127.9
Total Revenues	$187.3	$316.0	$511.4	$629.0
Operating income (loss):
Harsco Environmental	$13.0	$4.3	$23.0	$14.3
Harsco Rail	(220.8)	(20.3)	(224.0)	(13.2)
Corporate	(36.6)	(15.5)	(49.3)	(27.7)
Total operating income (loss)	$(244.4)	$(31.6)	$(250.3)	$(26.5)
Operating margin:
Harsco Environmental	4.9%	1.6%	4.4%	2.9%
Harsco Rail	(280.2)%	(35.1)%	(1,950.4)%	(10.3)%
Consolidated operating margin	(130.5)%	(10.0)%	(48.9)%	(4.2)%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2025	$258.0	$501.1
Net impact of new and lost contracts	(11.2)	(24.9)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	17.4	30.6
Impact of foreign currency translation	2.0	16.1
Revenues — June 30, 2026	$266.2	$522.9
The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2026:

Factors Positively Impacting Operating Income:
•Higher revenues from environmental service contracts during the three and six months ended June 30, 2026, when compared with the three and six months ended June 30, 2025, from overall service levels at certain sites, partially offset by an unfavorable service mix and higher costs at certain sites, including higher fuel costs.
•The three months ended June 30, 2025 included a property, plant and impairment ("PP&E") charge of $7.4 million related to a site exit in Europe, which did not reoccur during the three months ended June 30, 2026.
•The three months and six months ended June 30, 2026 included higher net gains from the sale of assets of $2.5 million and $1.9 million, respectively, when compared to the three and six months ended June 30, 2025.

Factors Negatively Impacting Operating Income:
•The three months ended June 30, 2026 included $2.3 million of additional expense related to employer payroll taxes arising from the accelerated vesting of the Company's long-term incentive plan equity awards ("LTIP") for certain employees as a result of the closing of the Transactions on June 1, 2026, which did not occur during the three months ended June 30, 2025.
•Selling, general and administrative expenses ("SG&A") were negatively impacted by changes to the Company's provision for expected credit losses by $2.2 million and $2.3 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to the recovery of a previously reserved trade accounts receivable during the three months ended June 30, 2025 that did not repeat in 2026.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2025	$58.0	$127.9
Net effect of price/volume changes, primarily attributable to volume changes	(0.2)	6.9
Adjustments related to the exit of certain contracts (a)	(136.5)	(136.5)
Adjustments related to certain estimated forward loss provisions (b)	—	(12.2)
Impact of foreign currency translation	(0.1)	2.4
Revenues — June 30, 2026	$(78.8)	$(11.5)
(a) Due to the Company's decision to exit its long-term contracts with Network Rail and Deutsche Bahn during the three and six months ended June 30, 2026 for the manufacturing of certain equipment, as referenced above in Executive Overview.
(b) Due to an amendment to the Deutsche Bahn contract during the six months ended June 30, 2025, as referenced in Note 18, Revenues in Item I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2026:

Factors Positively Impacting Operating Income:
•An increase in sales from after-market parts due to higher demand during the three months ended June 30, 2026 from the three months ended June 30, 2025 increased operating by $1.7 million.
•The three and six months ended June 30, 2025 included a loss related to the net change in forward estimated loss provisions of $15.9 million and $5.4 million, respectively, related to the Company's Network Rail, Deutsche Bahn and SBB contracts, which did not reoccur during the three and six months ended June 30, 2026. See Note 18, Revenues in Part I. Financial Statements for further discussions.

Factors Negatively Impacting Operating Income:
•A total net loss of $207.4 million recognized during the three months ended June 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, which includes the impairment of net contract assets, inventory and prepaid balances specific to the projects, as well as an estimated incremental liability to address future obligations related to these contracts.
•An increase in costs from employee termination benefits and other related costs pertaining to restructuring activities of $7.4 million and $7.8 million during the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, principally as a result of the Company's decision to exit the Network Rail and Deutsche Bahn contracts, as discussed above, as well as to streamline operations.
•A decrease of $3.3 million in operating income due to lower volumes from railway contracting services during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

General Corporate:

Operating income (loss) from continuing operations was negatively impacted by costs of $26.2 million and $27.6 million during the three and six months ended June 30, 2026, respectively, related to the Transactions that closed on June 1, 2026. These amounts include employee termination benefit costs, including change-in-control payments to former management and retention payments, of $14.3 million for both the three and six months ended June 30, 2026, incremental stock-based compensation related to the accelerated vesting on LTIP's issued to certain employees and related costs of $10.2 million for both the three and six months ended June 30, 2026 and other transaction costs of $1.3 million and $2.7 million for the three and six months ended June 30, 2026, respectively. These unfavorable impacts were partially offset by decreases in SG&A for $5.9 million and $7.0 million for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. SG&A decreased in the three and six months ended June 30, 2026 primarily due to lower compensation costs from the prior year, including stock-based compensation expense.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(in millions, except per share amounts and percentages)	2026	2025	2026	2025
Total revenues	$187.3	$316.0	$511.4	$629.0
Cost of services and products sold	345.6	283.2	621.0	534.4
Selling, general and administrative expenses	49.1	53.8	101.4	105.8
Research and development expenses	0.7	0.8	1.1	1.3
Property, plant and equipment impairment charge	—	7.4	—	7.4
Other expense (income), net	36.5	2.4	38.2	6.6
Operating income (loss) from continuing operations	(244.4)	(31.6)	(250.3)	(26.5)
Interest income	0.6	0.4	1.0	0.9
Interest expense	(8.2)	(8.7)	(16.8)	(17.4)
Facility fees and debt-related income (expense)	(0.3)	(0.2)	(0.5)	(0.6)
Defined benefit pension income (expense)	(3.9)	(5.6)	(7.9)	(10.8)
Income (loss) from continuing operations before income taxes and equity in income	(256.3)	(45.6)	(274.4)	(54.4)
Income tax benefit (expense) from continuing operations	(40.5)	0.9	(45.7)	4.3
Equity in income (loss) of unconsolidated entities, net	0.1	—	0.1	0.1
Income (loss) from continuing operations	(296.8)	(44.7)	(320.0)	(50.0)
Income (loss) from discontinued operations	(91.9)	2.2	(108.2)	4.8
Income tax benefit (expense) related to discontinued operations	(5.8)	(4.3)	24.2	(9.3)
Income (loss) from discontinued operations, net of tax	(97.7)	(2.1)	(84.0)	(4.5)
Net income (loss)	$(394.5)	$(46.8)	$(404.0)	$(54.6)
Total other comprehensive income (loss)	15.0	9.0	19.7	17.1
Total comprehensive income (loss)	$(379.6)	$(37.8)	$(384.3)	$(37.5)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(10.70)	$(1.70)	$(11.67)	$(1.95)
Effective income tax rate for continuing operations	(15.8)%	2.0%	(16.7)%	7.9%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three and six months ended June 30, 2026 decreased by $128.6 million, or 40.7%, and $117.6 million, or 18.7%, from the three and six months ended June 30, 2025. Foreign currency translation increased revenues by $1.9 million and $18.5 million during the three and six months ended June 30, 2026, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three and six months ended June 30, 2026 increased by $62.3 million, or 22%, and $86.6 million, or 16.2%, from the three and six months ended June 30, 2025, respectively. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended	Six Months Ended
Cost of services and products sold — June 30, 2025	$283.2	$534.4
Change in costs due to changes in revenue volume (a)	4.4	9.0
Changes due to costs and revenue mix	0.5	6.9
Changes in costs from contract exits in Rail (b)	70.9	70.9
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (c)	(15.0)	(16.1)
Impact of foreign currency translation	1.6	15.4
Other	—	0.5
Cost of services and products sold — June 30, 2026	$345.6	$621.0
(a) Excludes the adjustments to revenue related to the Company's decision to exit its Network Rail and Deutsche contracts.
(b) Includes losses incurred related to the Company's decision to exit its Network Rail and Deutsche Bahn contracts.
(c) Includes Network Rail, Deutsche Bahn and SBB contracts during the three and six months ended June 30, 2025.

Selling, General and Administrative Expenses
SG&A for the three and six months ended June 30, 2026 decreased by $4.7 million, or 8.8%, and $4.4 million, or 4.2%, from the three and six months ended June 30, 2025. The decrease was mainly driven by lower compensation costs of $4.6 million and $3.9 million for the three and six months ended months ended June 30, 2026, when compared to the same periods in 2025, primarily in Corporate due to lower stock-based compensation expense due to the timing of vesting of certain grants and the issuance of new grants. In addition, there was a decrease in professional fees of $1.0 million and $3.2 million during the three and six months ended June 30, 2026, when compared to the same periods in 2025, primarily as a result of Corporate costs incurred in 2025 to support and execute certain of the Company's long-term strategies. Partially offsetting these increases was an unfavorable change in the provision for expected credit losses of $2.2 million for both the three and six months ended June 30, 2026, due to the HE recovery of a previously reserved trade accounts receivable during the three months ended June 30, 2025.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2026	2025	2026	2025
Employee termination benefit costs	$9.5	$1.1	$10.2	$3.5
Other costs for exit activities	1.0	1.7	0.8	3.6
Costs related to the Transactions (a)	28.3	—	29.7	—
Asset impairments	0.6	—	0.6	0.6
Net gains on sale of assets	(2.9)	(0.4)	(3.1)	(1.2)
Other (income) expenses, net	$36.5	$2.4	$38.2	$6.6
(a) Includes costs related to the Transactions. For the three and six months ended, this included employee termination benefit costs, including change-in-control payments to former management and retention payments of $14.3 million for both periods, accelerated stock-based compensation expense, including employer payroll taxes of $12.5 million for both periods and certain transaction costs of $1.3 million and $2.7 million, respectively.

Interest Expense
Interest expense during the three and six months ended June 30, 2026 decreased by $0.5 million and $0.7 million, compared with the three and six months ended June 30, 2025. This decrease is mainly driven by lower interest rates charged on the Senior Secured Credit Facilities during the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $3.9 million and $7.9 million for the three and six months ended June 30, 2026, respectively, compared with $5.6 million and $10.8 million for the three and six months ended June 30, 2025, respectively. This expense decrease is primarily related to a higher expected rate of return on plan assets in the current year, compared to 2025.
Income Tax Expense
Income tax expense from continuing operations for the three and six months ended June 30, 2026 was $40.5 million and $45.7 million, compared to $0.9 million and $4.3 million income tax benefit for the three and six months ended June 30, 2025. The change is primarily due to $34.0 million of tax expense related to the deferred tax asset write-off in the U.S. as a result of Clean Earth divestiture during the three and six months ended June 30, 2026, which did not occur during the three and six months ended June 30, 2025. Additionally, no tax benefit was recorded on the total net loss of $207.4 million recognized during the three and six months ended June 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, as well as on the costs of $28.3 million and $29.7 million during the three and six months ended June 30, 2026, respectively, related to the closing of the Transactions on June 1, 2026.

Income (Loss) from Continuing Operations
Loss from continuing operations was $296.8 million and $320.0 million for the three and six months ended June 30, 2026, respectively, compared to $44.7 million and $50.0 million for the three and six months ended June 30, 2025, respectively. The primary drivers for these changes are noted above.

Income (Loss) from Discontinued Operations
The operating results of CE, costs directly attributable to the Transactions, interest expense related to the portion of the Company's total debt that was required to be repaid on June 1, 2026 and fees related to the AR Facility that was required to be terminated at the closing of the Transactions have been reflected as discontinued operations in the Company's Condensed Consolidated Statements of Operations for all periods presented. Additionally, discontinued operations contains costs directly attributable to retained contingent liabilities of other previously disposed businesses, which are not significant.

Loss from discontinued operations was $91.9 million and $108.2 million for the three and six months ended June 30, 2026, respectively, compared to income from discontinued operations of $2.2 million and $4.8 million for the three and six months ended June 30, 2025. The unfavorable change during the six months ended June 30, 2026 was primarily driven by costs incurred with the closing of the Transactions on June 1, 2026, which totaled $73.0 million and $84.0 million for the three and six months ended June 30, 2026. The year-over-year change was also impacted by lower operating results for CE and higher expense related to the accelerated stock-based compensation expense and retention payments for CE employees, partially offset by lower interest expense allocated to discontinued operations.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $15.0 million and $19.7 million for the three and six months ended June 30, 2026, respectively, compared to total other comprehensive income of $9.0 million and $17.1 million for the three and six months ended June 30, 2025. For the three months ended June 30, 2026, the primary driver of this increase was the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the three months ended June 30, 2025, as well as a favorable change in the valuation of the Company's interest rate swaps. For the six months ended June 30, 2026, the primary driver of the increase was the favorable change in the valuation of the Company's interest rate swaps, partially offset by the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the six months ended June 30, 2025.

Liquidity and Capital Resources
Amounts included in this Part I. Item 2. Liquidity and Capital Resources are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Cash Flow Summary
During the second quarter of 2026, there were significant impacts to the Company’s cash flows as a result of the Transactions. The Company received $1.7 billion of proceeds from the Transactions which were used to repay a significant portion of the Company’s debt, repurchase all of the receivables sold under the AR Facility and pay transaction-related costs. In addition, a portion of the proceeds were set aside to support the significant long-term contracts in Rail, including the exit of the Network Rail and Deutsche Bahn contracts. The Revolving Credit Facility’s capacity was reduced to $152.0 million to reflect the requirements of the ongoing business. The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company also expects operational and business needs to be met by cash provided by operations, supplemented with borrowings from time-to-time, principally under the Senior Secured Credit Facilities, and by cash proceeds from asset sales. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2026	2025
Net cash provided (used) by:
Operating activities	$(275.4)	$28.6
Investing activities	1,639.1	(61.2)
Financing activities	(1,183.6)	54.1
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2.1)	1.9
Net change in cash and cash equivalents, including restricted cash	$178.0	$23.4
Net cash (used) provided by operating activities — Net cash used by operating activities for the six months ended June 30, 2026 was $275.4 million, a decrease in cash flows of $304.0 million from the six months ended June 30, 2025, due to lower cash net income and a net unfavorable change in working capital. The unfavorable change in cash net income is due principally to costs related to the Transactions, as well as the loss related to the exits of the Network Rail and Deutsche Bahn contracts. The unfavorable working capital changes during the six months ended June 30, 2026 were principally attributable to the $160.0 million repurchase of receivables under the Company's AR Facility and the timing of payments for accounts payable, including the payment of accrued costs for the Transactions. These unfavorable working capital changes were partially offset by decreases to working capital, which were primarily the result of the Company's decision to exit certain contracts in Rail and included the estimated incremental liability to address future obligations related to these contracts.

Net cash (used) provided by investing activities — Net cash provided by investing activities during the six months ended June 30, 2026 was $1.6 billion, compared to net cash used by investing activities of $61.2 million during the six months ended June 30, 2025. The increase was driven primarily by the proceeds from the $1.7 billion CE Holdings Note received upon the closing of the Transactions during the six months ended June 30, 2026. Net cash was also favorably impacted by a $5.1 million net favorable change of net proceeds received from the settlement of foreign currency forward exchange contracts, and $3.3 million in higher cash received from the sale of assets, primarily by HE, during the six months ended June 30, 2026. These net inflows were partially offset by a $25.0 million deposit paid in order to secure commercial commitments for certain Rail contracts paid during the six months ended June 30, 2026, which did not occur in 2025, and a $7.7 million increase in payments for capital expenditures during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, primarily by CE and HE. The net cash provided by investing activities was principally used to repay the Company's total debt, as further discussed below, as well as to fund net cash used by operating activities, such as the repurchase of receivables under the AR Facility.

Net cash (used) provided by financing activities — Net cash used during the six months ended June 30, 2026 was $1.2 billion, compared with net cash provided of $54.1 million in the six months ended June 30, 2025, which was primarily due to higher net repayments of the Company's total debt of $1.2 billion during the six months ended June 30, 2026, as well as an increase in employee tax payments for stock based compensation of $36.6 million during the six months ended June 30, 2026, as a significant portion of the increase was due to the Transactions. A payment for the settlement of certain stock appreciation rights of $16.5 million was also paid during the six months ended June 30, 2026, as a result of the Transactions.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations on an annual basis and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales. The Company expects to continue to utilize the Revolving Credit Facility to meet future cash requirements for operations and growth initiatives. Refer to Note 10, Debt and Credit Agreements in Part I. Financial Statements for more information.

Summary of Senior Secured Credit Facilities and Notes: (in millions)	June 30 2026	December 31 2025
By type:
Term Loan	$370.7	$477.5
Revolving Credit Facility	—	526.0
5.75% Senior Notes	—	475.0
Total	$370.7	$1,478.5
By classification:
Current	$—	$5.0
Long-term	370.7	1,473.5
Total	$370.7	$1,478.5

	June 30, 2026
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility	152.0	$—	$7.7	$144.3

Debt Covenants
In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. As a result of this amendment and the distribution of Legacy Enviri's Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 3.00x for the quarter ended June 30, 2026 and for each quarter thereafter. The Company expects that it will maintain compliance with the amended covenants based on current forecasts.

Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the Company's required Interest Coverage Ratio is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At June 30, 2026, as calculated pursuant to the Credit Agreement, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 1.94x, compared to the permitted maximum ratio of 3.00x, and total Interest Coverage Ratio was 4.60x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at June 30, 2026, the Company could increase net debt by $160.5 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $53.5 million or interest expense could increase by $27.6 million and the Company would remain in compliance with these covenants at June 30, 2026.

The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including continued softness in certain markets, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

AR Facility
Prior to the completion of the Transactions, the Company maintained a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which was scheduled to mature in October 2027. Under the AR Facility, the Company and its designated subsidiaries continuously sold their trade receivables as they originated to the wholly-owned bankruptcy-remote SPE. The SPE transferred ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $160.0 million. On June 1, 2026, the AR Facility was terminated in connection with the Transactions and the Company repurchased the receivables from PNC.

During the six months ended June 30, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the six months ended June 30, 2026.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and, when appropriate, will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.

At June 30, 2026, the Company's consolidated cash and cash equivalents included $108.9 million held by non-U.S. subsidiaries and approximately 4.3% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $40.1 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the year ended December 31, 2025, in connection with the Company's contracts with certain customers, the Company's contingent commercial commitments were updated, in which the terms of the updated agreement with the issuing bank required cash collateral totaling $20.7 million to be maintained until the contingent commercial commitments are released. During the six months ended June 30, 2026, $6.2 million of this cash collateral was released back to the Company. In addition, as a result of the Transactions, the Company was required to provide an additional $34.4 million of cash collateral to the issuing bank for the contingent commercial commitments during the six months ended June 30, 2026. These balances are classified as Restricted Cash on the Company's Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Information Statement.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2026 have not changed materially from those described under the heading, "Risk Factors" in the Company's Information Statement.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report or incorporated herein by reference:

Exhibit Number	Description
10.1
Transition Services Agreement, dated as of June 1, 2026, between CLEH, Inc. and Enviri II Corporation(incorporated by reference to Exhibit 10.1 to Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

10.2	Amendment No. 1 to the Transition Services Agreement, dated as of July 10, 2026, between CLEH, Inc. and Enviri Corporation.*‡
10.3
Joinder Agreement, dated as of June 1, 2026, between Enviri II Corporation and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Enviri’s Current Report on Form 8-K filed on June 1, 2026, SEC File Number 001-43207).†
10.5	2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Enviri’s Registration Statement on Form S-8 filed on June 2, 2026, SEC File Number 333-296406).†
10.6	Amendment No. 1 to 2026 Omnibus Incentive Plan.*†
10.7	Form of RSU Award Agreement (for awards granted to employees on or after June 15, 2026).*†
10.8	Form of RSU Award Agreement (for awards granted to Peter F. Minan on or after June 15, 2026).*†
10.9	Form of PSU Award Agreement (for awards granted on or after June 15, 2026).*†
10.10	Form of RSU Award Agreement (for awards granted to non-employee directors on or after June 15, 2026).*†
10.11	Form of DSU Award Agreement (for cash compensation deferred by non-employee directors on or after June 15, 2026).*†
10.12	Form of DSU Award Agreement (for equity compensation deferred by non-employee directors on or after June 15, 2026).*†
10.13	Offer Letter to Russell C. Hochman, dated as of June 1, 2026.*†
10.14	Offer Letter to Peter F. Minan, dated as of May 7, 2026.*†
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).**
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement
‡ Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company itself will furnish copies of any such schedules and attachments to the SEC upon request.
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRI CORPORATION
(Registrant)

DATE	August 11, 2026	/s/ PETER F. MINAN
Peter F. Minan
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 11, 2026	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)