Form 10-Q
period 2026-09-30
Enviri Corp
filed 2026-11-05
CIK 2104052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common stock, par value $0.00001 per share	28,192,502

ENVIRI CORPORATION
FORM 10-Q

Explanatory Note

As further described below, on June 1, 2026, the transactions contemplated by the Separation Agreement and the Merger Agreement were completed, and Enviri is now a separate, publicly traded company that holds the Harsco Environmental and Rail businesses. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Quarterly Report on Form 10-Q.

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

Glossary of Defined Terms

The Company uses several terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE or Clean Earth	The Clean Earth reportable business segment, now reported in discontinued operations
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CE Holdings	CLEH, Inc., a Delaware corporation and, prior to the Holding Company Merger, a direct wholly owned subsidiary of Legacy Enviri, and, after the Holding Company Merger, the direct parent of Enviri LLC and Enviri, and after the Merger, an indirect wholly owned subsidiary of Veolia that directly and indirectly holds the Clean Earth segment
CE Holdings Note	Note issued by CE Holdings to Enviri LLC in connection with the Reorganization for $1.7 billion
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
Deutsche Bahn	National railway company in Germany
EBITDA	Earnings before interest, tax, depreciation and amortization
Enviri LLC	Enviri, LLC, a Delaware limited liability company and, prior to the Holding Company Merger and Reorganization, a direct wholly owned subsidiary of CE Holdings, and, after the Reorganization, a direct wholly owned subsidiary of Enviri
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
GBM	Gleisbaumechanik Brandenburg GmbH, a former manufacturing partner on the Deutsche Bahn contract
HE or Harsco Environmental	Harsco Environmental reportable business segment
Interest Coverage Ratio	Interest coverage ratio as calculated in accordance with the Credit Agreement
ISDA	International Swaps and Derivatives Association
Merger Agreement	Agreement and Plan of Merger, dated as of November 20, 2025, by and among Legacy Enviri, CE Holdings, Enviri LLC, Veolia and Merger Sub
Merger Sub	Liberty Merger Sub Inc., a Delaware corporation and wholly owned indirect subsidiary of Veolia
Net Debt	Total debt minus cash and cash equivalents, as defined in the Credit Agreement
Network Rail	Infrastructure manager for most of the railway in the U.K.
OCI	Other Comprehensive Income (Loss)
Rail or Harsco Rail	Harsco Rail reportable business segment

Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing (x) prior to the completion of the Transactions, $50.0 million maturing on the earlier of (i) July 1, 2026 and (ii) the closing date on which Clean Earth is sold to Veolia and $625.0 million maturing on September 5, 2029 and (y) following the completion of the Transactions, $152.0 million maturing on September 5, 2029
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027, which were redeemed in connection with the completion of the Transactions
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
Separation Agreement	Separation Agreement, dated as of November 20, 2025, by and among Legacy Enviri, CE Holdings, Veolia and Enviri
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Transactions	The Holding Company Merger, the Reorganization, the Distribution and the Merger
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veolia	Veolia Environnement S.A., a French société anonyme

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$226,307	$103,487
Restricted cash	50,352	21,677
Trade accounts receivable, net	268,438	267,439
Other receivables	33,865	43,627
Inventories	132,272	171,718
Current portion of contract assets	31,710	26,968
Prepaid expenses	41,323	52,521
Current portion of assets held-for-sale	—	24,173
Other current assets	18,576	9,256
Total current assets	802,843	720,866
Property, plant and equipment, net	399,570	424,099
Right-of-use assets, net	33,542	34,267
Goodwill	373,517	379,381
Intangible assets, net	14,102	16,095
Retirement plan assets	57,579	55,743
Deferred income tax assets	9,063	45,352
Assets held-for-sale	—	1,013,055
Other assets	40,825	53,931
Total assets	$1,731,041	$2,742,789
LIABILITIES
Current liabilities:
Short-term borrowings	$403	$11,490
Current maturities of long-term debt	8,202	14,373
Accounts payable	154,048	163,989
Accrued compensation	53,197	43,130
Income taxes payable	7,983	4,268
Reserve for contracts	174,802	61,037
Current portion of advances on contracts	8,376	7,982
Derivative liabilities	11,398	20,839
Current portion of operating lease liabilities	11,056	11,654
Current portion of liabilities held-for-sale	—	174,265
Other current liabilities	113,652	121,182
Total current liabilities	543,117	634,209
Long-term debt	381,226	1,480,072
Retirement plan liabilities	23,346	26,208
Operating lease liabilities	23,424	23,373
Environmental liabilities	19,105	19,105
Deferred tax liabilities	6,807	5,766
Liabilities held-for-sale	—	214,314

(In thousands)	September 30 2026	December 31 2025
Other liabilities	38,588	44,155
Total liabilities	1,035,613	2,447,202
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	—	149,519
Additional paid-in capital	4,304	273,436
Accumulated other comprehensive loss	(490,483)	(514,481)
Retained earnings	1,137,131	1,211,234
Treasury stock	(1,551)	(864,646)
Total Enviri Corporation stockholders’ equity	649,401	255,062
Noncontrolling interests	46,027	40,525
Total equity	695,428	295,587
Total liabilities and equity	$1,731,041	$2,742,789
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues from continuing operations:
Service revenues	$261,272	$255,824	$777,398	$756,392
Product revenues	63,757	68,940	195,520	197,397
Product revenues - Rail contract exit-related adjustments	—	—	(136,499)	—
Total revenues	325,029	324,764	836,419	953,789
Costs and expenses from continuing operations:
Cost of services sold	211,221	210,894	638,944	624,608
Cost of products sold	49,041	64,026	171,444	184,743
Cost of products sold - Rail contract exit-related adjustments	(11,511)	—	59,379	—
Selling, general and administrative expenses	55,806	51,761	157,236	157,605
Research and development expenses	581	783	1,653	2,092
Property, plant and equipment impairment charge	—	—	—	7,386
Other expense (income), net	(3,657)	5,377	34,523	11,967
Total costs and expenses	301,481	332,841	1,063,179	988,401
Operating income (loss) from continuing operations	23,548	(8,077)	(226,760)	(34,612)
Interest income	2,539	552	3,577	1,420
Interest expense	(7,796)	(8,873)	(24,562)	(26,318)
Facility fees and debt-related income (expense)	(162)	(133)	(700)	(703)
Defined benefit pension income (expense)	(3,919)	(5,490)	(11,773)	(16,246)
Income (loss) from continuing operations before income taxes and equity in income	14,210	(22,021)	(260,218)	(76,459)
Income tax benefit (expense) from continuing operations	(7,804)	793	(53,498)	5,118
Equity in income (loss) of unconsolidated entities, net	31	39	104	111
Income (loss) from continuing operations	6,437	(21,189)	(313,612)	(71,230)
Discontinued operations:
Income (loss) from discontinued operations	(1,396)	155	(109,568)	4,908
Income tax benefit (expense) from discontinued operations	(670)	(1,196)	23,503	(10,474)
Income (loss) from discontinued operations, net of tax	(2,066)	(1,041)	(86,065)	(5,566)
Net income (loss)	4,371	(22,230)	(399,677)	(76,796)
Less: Net loss (income) attributable to noncontrolling interests	(1,904)	(955)	(4,516)	(3,214)
Net income (loss) attributable to Enviri Corporation	$2,467	$(23,185)	$(404,193)	$(80,010)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$4,533	$(22,144)	$(318,128)	$(74,444)
Income (loss) from discontinued operations, net of tax	(2,066)	(1,041)	(86,065)	(5,566)
Net income (loss) attributable to Enviri Corporation common stockholders	$2,467	$(23,185)	$(404,193)	$(80,010)

Weighted-average shares of common stock outstanding (a)	28,169	26,888	27,828	26,848
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$0.16	$(0.82)	$(11.43)	$(2.77)
Discontinued operations	(0.07)	(0.04)	(3.09)	(0.21)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (b)	$0.09	$(0.86)	$(14.52)	$(2.98)

Diluted weighted-average shares of common stock outstanding (a)	28,631	26,888	27,828	26,848
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$0.16	$(0.82)	$(11.43)	$(2.77)
Discontinued operations	(0.07)	(0.04)	(3.09)	(0.21)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (b)	$0.09	$(0.86)	$(14.52)	$(2.98)
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

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2026	2025
Net income (loss)	$4,371	$(22,230)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $— and $(1,373) in 2026 and 2025, respectively	(1,852)	(8,908)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $47 and $(141) in 2026 and 2025, respectively	1,964	571
Pension liability adjustments, net of deferred income taxes of $— and $(204) in 2026 and 2025, respectively	5,003	10,272
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $3 in 2026 and 2025, respectively	—	(5)
Total other comprehensive income (loss)	5,115	1,930
Total comprehensive income (loss)	9,486	(20,300)
Comprehensive (income) loss attributable to noncontrolling interests	(2,235)	(1,155)
Comprehensive income (loss) attributable to Enviri Corporation	$7,251	$(21,455)

	Nine Months Ended
	September 30
(In thousands)	2026	2025
Net income (loss)	$(399,677)	$(76,796)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $— and $4,373 in 2026 and 2025, respectively	1,931	27,995
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $173 thousand and $994 in 2026 and 2025, respectively	4,678	(4,026)
Pension liability adjustments, net of deferred income taxes of $— and $(661) in 2026 and 2025, respectively	18,232	(4,966)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $— in 2026 and 2025, respectively	20	1
Total other comprehensive income (loss)	24,861	19,004
Total comprehensive income (loss)	(374,816)	(57,792)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(5,379)	(4,569)
Comprehensive income (loss) attributable to Enviri Corporation	$(380,195)	$(62,361)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(399,677)	$(76,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	104,943	113,701
Amortization	14,742	22,721
Deferred income tax (benefit) expense	13,139	(14,266)
Equity in (income) loss of unconsolidated entities, net	(104)	(111)
Dividends from unconsolidated entities	—	77
Right-of-use assets	17,526	23,328
Property, plant and equipment impairment charge	—	7,386
Stock-based compensation	15,097	15,507
Contract exit charges	74,969	—
Other, net	(995)	(6,104)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(197,972)	(2,681)
Inventories	17,992	(7,602)
Contract assets	(8,854)	5,368
Accounts payable	(22,018)	13,566
Accrued interest payable	(11,419)	(7,131)
Accrued compensation	(4,284)	(5,520)
Advances on contracts and other customer advances	115	(17,461)
Operating lease liabilities	(17,246)	(23,227)
Retirement plan liabilities, net	10,450	14,637
Reserve for contracts	115,532	(9,566)
Other assets and liabilities	(4,248)	17,182
Net cash (used) provided by operating activities	(282,312)	63,008
Cash flows from investing activities:
Purchases of property, plant and equipment	(89,676)	(92,416)
Proceeds from CE Holdings Note	1,724,804	—
Deposit for commercial commitments	(25,000)	—
Proceeds from sales of assets	11,478	5,815
Expenditures for intangible assets	(208)	(114)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,404	(4,319)
Net cash (used) provided by investing activities	1,622,802	(91,034)
Cash flows from financing activities:
Short-term borrowings, net	(7,438)	3,456
Borrowings and repayments under Revolving Credit Facility, net	(526,000)	82,000
Repayments of Term Loan	(106,806)	(3,750)
Repayments of Senior Notes	(475,000)	—
Cash paid for finance leases and other long-term debt	(12,876)	(14,186)
Proceeds from other long-term debt	—	566
Contributions from noncontrolling interests	186	—

	Nine Months Ended September 30
(In thousands)	2026	2025
Settlement of stock appreciation rights	(16,529)	—
Stock-based compensation - Employee taxes paid	(40,058)	(1,556)
Other financing activities, net	(2,802)	—
Net cash (used) provided by financing activities	(1,187,323)	66,530
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,856)	2,357
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale	151,311	40,861
Cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale, at beginning of period	125,348	90,158
Cash and cash equivalents, including restricted cash, at end of period	$276,659	$131,019
Reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$226,307	$115,357
Restricted cash	50,352	15,662
Cash and cash equivalents, including restricted cash, at end of period	$276,659	$131,019
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533
Net income (loss)	—	—	—	(47,813)	—	1,058	(46,755)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	8,172	788	8,960
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,322,009	$(521,466)	$41,565	$400,398
Net income (loss)	—	—	—	(23,185)	—	955	(22,230)
Total other comprehensive income (loss), net of deferred income taxes of $(1,715)	—	—	—	—	1,730	200	1,930
Stock appreciation rights exercised, net 5,452 shares	6	—	(6)	—	—	—	—
Vesting of restricted stock units and other stock grants, net 3,367 shares	7	(22)	(7)	—	—	—	(22)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,747	—	—	—	5,747
Balances, September 30, 2025	$147,719	$(853,438)	$269,734	$1,298,824	$(519,736)	$42,720	$385,823

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2025	$149,519	$(864,646)	$273,436	$1,211,234	$(514,481)	$40,525	$295,587
Net income (loss)	—	—	—	(10,665)	—	1,127	(9,538)
Total other comprehensive income (loss), net of deferred income taxes of $(2,006)	—	—	—	—	4,708	80	4,788
Stock appreciation rights exercised, net 102,264 shares	236	(1,540)	(236)				(1,540)
Vesting of restricted stock units, net 427,651 shares	943	(5,878)	(943)	—	—	—	(5,878)
Vesting of performance share units, net 726,189 shares	1,636	(10,837)	(1,636)	—	—	—	(10,837)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	2,329	—	—	—	2,329
Balances, March 31, 2026	$152,334	$(882,901)	$272,950	$1,200,569	$(509,773)	$41,732	$274,911
Net income (loss)	—	—	—	(395,995)	—	1,485	(394,510)
Total other comprehensive income (loss), net of deferred income taxes of $2,132	—	—	—	—	14,506	452	14,958
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(63)	(63)
Stock appreciation rights exercised, net 148,483 shares	330	(2,244)	(330)	—	—	—	(2,244)
Settlement of stock appreciation rights	—	—	(16,529)	—	—	—	(16,529)
Vesting of restricted stock units and other stock grants, net 680,987 shares	1,442	(9,231)	(1,442)	—	—	—	(9,231)
Vesting of performance share units, net 625,479 shares	1,354	(8,776)	(1,354)	—	—	—	(8,776)
Issuance of shares for deferred compensation, net 150,700 shares	189	—	2,442	—	—	—	2,631
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	9,144	—	—	—	9,144
Changes in connection with the Transactions:
Recapitalization	(155,649)	903,152	(264,201)	(483,302)	—	—	—
Distribution of Clean Earth, net	—	—	—	812,396	—	—	812,396
Balances, June 30, 2026	$—	$—	$680	$1,133,668	$(495,267)	$43,606	$682,687
Net income (loss)	—	—	—	2,467	—	1,904	4,371
Total other comprehensive income (loss), net of deferred income taxes of $47	—	—	—	—	4,784	331	5,115
Contributions from noncontrolling interests	—	—	—	—	—	186	186
Stock appreciation rights exercised, net 86,369 shares	—	(1,531)	—				(1,531)
Vesting of restricted stock units and other stock grants, net 2,383 shares	—	(20)	—	—	—	—	(20)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,624	—	—	—	3,624
Distribution of Clean Earth post-closing adjustments	—	—	—	996	—	—	996
Balances, September 30, 2026	$—	$(1,551)	$4,304	$1,137,131	$(490,483)	$46,027	$695,428

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

Due to the size of the Company, the legal spinee, relative to CE Holdings, the legal spinnor, among other factors, Enviri is treated as the "accounting spinnor", notwithstanding the legal form of spin-off. The Company has also determined that Legacy Enviri represents the "accounting predecessor" to Enviri and Enviri represents the "accounting successor" to Legacy Enviri for accounting purposes. Therefore, the historical financial statements of Enviri, with respect to periods prior to June 1, 2026, are represented by the historical consolidated financial statements of Legacy Enviri, with CE reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. Therefore, the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 have been recast to reflect the after-tax operating results of CE in Income (loss) from discontinued operations, net of tax. In addition, certain costs related to the Transactions, interest expense related to the portion of the Company's total debt that was required to be repaid on June 1, 2026 and fees related to the Company's AR Facility that was required to be terminated at the closing of the Transactions, are also allocated to Income (loss) from discontinued operations, net of tax. CE's assets and liabilities have been reclassified as held-for-sale in the Company's Consolidated Balance Sheets as of December 31, 2025, which were previously classified as held-for-use. All disclosures have been updated to reflect these changes. See Note 4, Dispositions for additional information.

The completion of the Transactions resulted in the exchange of one share of CE Holdings common stock for one share of Legacy Enviri common stock, and subsequently one share of Enviri common stock for every three shares of CE Holdings common stock. As such, the weighted-average shares outstanding and all earnings per share data for periods prior to the Transactions have been retrospectively adjusted to reflect the impact of the Transactions on the Company's capital structure

Reclassifications

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

The impacts of revising the Condensed Consolidated Statements of Operations for the correction of the errors discussed above and reclassifications related to the Transactions for the periods presented are as follows:

	Three Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Revenues from continuing operations:
Service revenues	$505,875	$(950)	$(249,101)	$255,824
Product revenues	68,940	—	—	68,940
Total revenues	574,815	(950)	(249,101)	324,764
Costs and expenses from continuing operations:
Cost of services sold	390,320	—	(179,426)	210,894
Cost of products sold	64,026	—	—	64,026
Selling, general and administrative expenses	93,294	—	(41,533)	51,761
Research and development expenses	878	—	(95)	783
Other expense (income), net	9,817	—	(4,440)	5,377
Total costs and expenses	558,335	—	(225,494)	332,841
Operating income (loss) from continuing operations	16,480	(950)	(23,607)	(8,077)
Interest income	552	—	—	552
Interest expense	(28,353)	—	19,480	(8,873)
Facility fees and debt-related income (expense)	(2,508)	—	2,375	(133)
Defined benefit pension income (expense)	(5,322)	(168)	—	(5,490)
Income (loss) from continuing operations before income taxes and equity in income	(19,151)	(1,118)	(1,752)	(22,021)
Income tax benefit (expense) from continuing operations	(1,066)	246	1,613	793
Equity in income (loss) of unconsolidated entities, net	39	—	—	39
Income (loss) from continuing operations	(20,178)	(872)	(139)	(21,189)
Discontinued operations:
Income (loss) from discontinued operations	(1,597)	—	1,752	155
Income tax benefit (expense) from discontinued operations	417	—	(1,613)	(1,196)
Income (loss) from discontinued operations, net of tax	(1,180)	—	139	(1,041)
Net income (loss)	(21,358)	(872)	—	(22,230)
Less: Net loss (income) attributable to noncontrolling interests	(955)	—	—	(955)
Net income (loss) attributable to Enviri Corporation	$(22,313)	$(872)	$—	$(23,185)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(21,133)	$(872)	$(139)	$(22,144)
Income (loss) from discontinued operations, net of tax	(1,180)	—	139	(1,041)
Net income (loss) attributable to Enviri Corporation common stockholders	$(22,313)	$(872)	$—	$(23,185)

Weighted-average shares of common stock outstanding (a)	26,888	26,888	26,888	26,888
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)
Continuing operations	$(0.79)	$(0.03)	$(0.01)	$(0.82)
Discontinued operations	(0.04)	—	0.01	(0.04)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.83)	$(0.03)	$—	$(0.86)

Diluted weighted-average shares of common stock outstanding (a)	26,888	26,888	26,888	26,888

	Three Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(0.79)	$(0.03)	$(0.01)	$(0.82)
Discontinued operations	(0.04)	—	0.01	(0.04)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.83)	$(0.03)	$—	$(0.86)

	Nine Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Revenues from continuing operations:
Service revenues	$1,487,956	$(1,377)	$(730,187)	$756,392
Product revenues	197,397	—	—	197,397
Total revenues	1,685,353	(1,377)	(730,187)	953,789
Costs and expenses from continuing operations:
Cost of services sold	1,157,533	—	(532,925)	624,608
Cost of products sold	183,726	1,017	—	184,743
Selling, general and administrative expenses	277,905	—	(120,300)	157,605
Research and development expenses	2,340	—	(248)	2,092
Property, plant and equipment impairment charge	7,386	—	—	7,386
Other expense (income), net	16,519	—	(4,552)	11,967
Total costs and expenses	1,645,409	1,017	(658,025)	988,401
Operating income (loss) from continuing operations	39,944	(2,394)	(72,162)	(34,612)
Interest income	1,476	—	(56)	1,420
Interest expense	(82,527)	—	56,209	(26,318)
Facility fees and debt-related income (expense)	(7,739)	—	7,036	(703)
Defined benefit pension income (expense)	(15,742)	(504)	—	(16,246)
Income (loss) from continuing operations before income taxes and equity in income	(64,588)	(2,898)	(8,973)	(76,459)
Income tax benefit (expense) from continuing operations	(12,621)	6,204	11,535	5,118
Equity in income (loss) of unconsolidated entities, net	111	—	—	111
Income (loss) from continuing operations	(77,098)	3,306	2,562	(71,230)
Discontinued operations:
Income (loss) from discontinued operations	(4,065)	—	8,973	4,908
Income tax benefit (expense) from discontinued operations	1,061	—	(11,535)	(10,474)
Income (loss) from discontinued operations, net of tax	(3,004)	—	(2,562)	(5,566)
Net income (loss)	(80,102)	3,306	—	(76,796)
Less: Net loss (income) attributable to noncontrolling interests	(3,214)	—	—	$(3,214)
Net income (loss) attributable to Enviri Corporation	$(83,316)	$3,306	$—	$(80,010)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(80,312)	$3,306	$2,562	$(74,444)
Income (loss) from discontinued operations, net of tax	(3,004)	—	(2,562)	(5,566)
Net income (loss) attributable to Enviri Corporation common stockholders	$(83,316)	$3,306	$—	$(80,010)

Weighted-average shares of common stock outstanding (a)	26,848	26,848	26,848	26,848
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)

	Nine Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification for Discontinued Operations	As Revised and Reclassified
Continuing operations	$(2.99)	$0.12	$0.10	$(2.77)
Discontinued operations	(0.11)	—	(0.10)	(0.21)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(3.10)	$0.12	$—	$(2.98)

Diluted weighted-average shares of common stock outstanding (a)	26,848	26,848	26,848	26,848
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (b)
Continuing operations	$(2.99)	$0.12	$0.10	$(2.77)
Discontinued operations	(0.11)	—	(0.10)	(0.21)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(3.10)	$0.12	$—	$(2.98)
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

The impacts of revising the Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented are as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	As Revised	As Previously Reported	Revision Adjustment	As Revised
Net income (loss)	$(21,358)	$(872)	$(22,230)	$(80,102)	$3,306	$(76,796)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes	(9,333)	425	(8,908)	29,337	(1,342)	27,995
Pension liability adjustment, net of deferred taxes	10,374	(102)	10,272	(4,954)	(12)	(4,966)
Total other comprehensive income (loss)	1,607	323	1,930	20,358	(1,354)	19,004
Total comprehensive income (loss)	(19,751)	(549)	(20,300)	(59,744)	1,952	(57,792)
Comprehensive income (loss) attributable to Enviri Corporation	$(20,906)	$(549)	$(21,455)	$(64,313)	$1,952	$(62,361)

The impacts of revising the Condensed Consolidated Statements of Cash Flows for the period presented are as follows:

	Nine Months Ended September 30, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision Adjustment	Reclassification Adjustment (a)	As Revised and Reclassified
Cash flows from operating activities:
Net income (loss)	$(80,102)	$3,306	$—	$(76,796)
Deferred income tax (benefit) expense	(8,407)	(5,859)	—	(14,266)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(4,058)	1,377	—	(2,681)
Inventories	(8,619)	1,017	—	(7,602)
Retirement plan liabilities, net	14,133	504	—	14,637
Reserve for contracts	—	—	(9,566)	(9,566)
Other assets and liabilities	7,961	(345)	9,566	17,182
Net cash (used) provided by operating activities	63,008	—	—	63,008
Net cash (used) provided by investing activities	(91,034)	—	—	(91,034)
Net cash (used) provided by financing activities	66,530	—	—	66,530
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	2,357	—	—	2,357
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale	40,861	—	—	40,861
Cash and cash equivalents, including restricted cash and cash included in Current portion of assets held-for-sale, at beginning of period	90,158	—	—	90,158
Cash and cash equivalents, including restricted cash, at end of period	$131,019	$—	$—	$131,019
(a) Reclassifications were made to conform with current year presentation.

The impacts of revising the Condensed Consolidated Statements of Equity for all periods presented are as follows:

	As Previously Reported
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687
Net income (loss)	—	—	—	(47,607)	—	1,058	(46,549)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	9,245	788	10,033
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,339,344	$(521,368)	$41,565	$417,831
Net income (loss)	—	—	—	(22,313)	—	955	(21,358)
Total other comprehensive income (loss), net of deferred income taxes of $(1,715)	—	—	—	—	1,407	200	1,607
Stock appreciation rights exercised, net 5,452 shares	6	—	(6)	—	—	—	—
Vesting of restricted stock units and other stock grants, net 3,367 shares	7	(22)	(7)	—	—	—	(22)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,747	—	—	—	5,747
Balances, September 30, 2025	$147,719	$(853,438)	$269,734	$1,317,031	$(519,961)	$42,720	$403,805

	Revision Adjustment
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$—	$—	$—	$(21,512)	$1,579	$—	$(19,933)
Net income (loss)	—	—	—	4,383	—	—	4,383
Total other comprehensive income (loss)	—	—	—	—	(604)	—	(604)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Vesting of performance share units	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, March 31, 2025	$—	$—	$—	$(17,129)	$975	$—	$(16,154)
Net income (loss)	—	—	—	(206)	—	—	(206)
Total other comprehensive income (loss)	—	—	—	—	(1,073)	—	(1,073)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, June 30, 2025	$—	$—	$—	$(17,335)	$(98)	$—	$(17,433)
Net income (loss)	—	—	—	(872)	—	—	(872)
Total other comprehensive income (loss)	—	—	—	—	323	—	323
Stock appreciation rights exercised	—	—	—	—	—	—	—
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, September 30, 2025	$—	$—	$—	$(18,207)	$225	$—	$(17,982)

	As Revised
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533
Net income (loss)	—	—	—	(47,813)	—	1,058	(46,755)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	8,172	788	8,960
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,322,009	$(521,466)	$41,565	$400,398
Net income (loss)	—	—	—	(23,185)	—	955	(22,230)
Total other comprehensive income (loss), net of deferred income taxes of $(1,715)	—	—	—	—	1,730	200	1,930
Stock appreciation rights exercised, net 5,452 shares	6	—	(6)				—
Vesting of restricted stock units and other stock grants, net 3,367 shares	7	(22)	(7)	—	—	—	(22)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,747	—	—	—	5,747
Balances, September 30, 2025	$147,719	$(853,438)	$269,734	$1,298,824	$(519,736)	$42,720	$385,823

2. Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted during the nine months ended September 30, 2026:

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

In November 2024, the FASB issued changes which require disaggregated disclosure of income statement expenses within the footnotes to the financial statements for each interim and annual reporting period. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2027 and will be in effect for the Company's interim financial statements after December 31, 2027. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

3. Contract Exits

Rail had been manufacturing engineered-to-order ("ETO") equipment under significant long-term, fixed-price contracts with Network Rail and Deutsche Bahn.

In June 2026, the Company informed Network Rail that it had ceased all activities relating to its ETO contract to build stoneblower rail maintenance vehicles and the associated manufacturing facilities have been closed. Also, in June 2026, the Company ceased all activities relating to its ETO contract to deliver utility track vehicles with Deutsche Bahn. As a result of these actions, the Company recorded a loss of $207.4 million during the three months ended June 30, 2026, which included non-cash impairment charges of $40.5 million related to net contract assets, $21.5 million of inventory and $12.9 million of prepaid balances specific to the projects, as well as an estimated incremental liability of approximately $133 million to address future obligations related to these contracts. In October 2026, the Company executed an agreement with Deutsche Bahn to end this contract. As a result, the Company returned approximately $73 million of advance payments previously received, which had been accrued, and was released from all obligations under the contract, including the related performance bonds. In connection with the release from the performance bond obligation, the Company recorded a favorable adjustment of $11.5 million to Cost of products sold - Rail contract exit-related adjustments during the three months ended September 30, 2026. Of the cumulative net loss recorded, $136.5 million was recorded as a reduction to Product revenues - Rail contract exit-related adjustments during the nine months ended September 30, 2026 and $(11.5) million and $59.4 million during the three and nine months ended September 30, 2026, respectively, to Cost of products sold - Rail contract exit-related adjustments in the Condensed Consolidated Statements of Operations.

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

On August 10, 2026, the Company entered into a definitive agreement with GBM to sell all project-related assets related to the Deutsche Bahn contract, including inventory and intellectual property, to GBM for a total consideration of up to €37.5 million, or $42.5 million at September 30, 2026, payable in three installments. During the three months ended September 30, 2026, the Company recognized a gain of €7.0 million, or $7.9 million, in Other expense (income), net in the Company's Consolidated Statements of Operations related to the receipt of the first installment, which is non-refundable. The remaining consideration of €30.5 million, or $34.6 million at September 30, 2026, is payable upon the satisfaction of certain conditions and remains subject to adjustment under the agreement with GBM and will be recognized once these conditions are met, which is currently expected in the fourth quarter of 2026 for the second installment and in the first half of 2027 for the third installment.

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

CE's balance sheet positions as of December 31, 2025 are presented as Assets-held-for sale and Liabilities of assets held-for-sale in the Company's Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31, 2025
Cash and cash equivalents	$184
Other receivables	3,303
Inventories	8,829
Prepaid expenses	9,475
Other current assets	2,381
Plant, property and equipment	275,565
Right-of-use assets, net	98,055
Goodwill	379,299
Intangible assets, net	256,993
Other assets	3,144
Total assets (a)	$1,037,228

Current maturities of long-term debt	$11,501
Accounts payable	75,661
Accrued compensation	24,201
Current portion of operating lease liabilities	18,423
Other current liabilities	44,479
Long-term debt	50,237
Operating lease liabilities	81,281
Environmental liabilities	19,151
Deferred tax liabilities	49,856
Other liabilities	13,789
Total liabilities	$388,579
(a) Excludes Trade accounts receivable, net, since CE's balances were sold to PNC Bank, National Association ("PNC") as part of the AR Facility as of December 31, 2025.

CE was historically reported as a separate reportable segment, with primary operations in the U.S. In accordance with U.S. GAAP, the results of CE are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2026 and 2025. Certain key selected financial information included in net income from discontinued operations for CE is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Amounts directly attributable to Clean Earth:
Service revenues	$—	$249,101	$384,719	$730,187
Cost of services sold	—	179,426	284,763	532,925
Income (loss) from discontinued operations	—	26,502	18,999	74,967
Additional amounts allocated to Clean Earth:
Selling, general and administrative expenses	$—	$—	$—	$2,143
Other (income) expense, net (a)	972	4,150	84,989	4,150
Interest expense	—	18,225	30,880	52,665
Facility fees and debt-related income (expense) (b)	—	2,375	9,273	7,036
(a) The Company has allocated directly attributable transaction costs to Discontinued Operations, including accelerated stock compensation expense and retention payments for CE employees.
(b) Primarily includes fees related to the AR Facility. The 2026 amounts also include the write-off of deferred financing costs of $5.6 million and Credit Facility amendment refinancing fees of $0.2 million.

The Company has retained corporate overhead expenses previously allocated to CE of $— million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively, as part of Selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

The following is selected financial information included on the Company's Condensed Consolidated Statements of Cash Flows attributable to CE:

	Nine Months Ended September 30
(in thousands)	2026	2025
Cash flows from operating activities (non-cash)
Depreciation	$18,659	$29,104
Amortization	9,882	17,695
Cash flows from investing activities
Purchases of property, plant and equipment	(26,765)	(29,135)

5. Trade Accounts Receivable and Other Receivables
Accounts receivable consist of the following:

(In thousands)	September 30 2026	December 31 2025
Trade accounts receivable	$278,179	$278,488
Less: Allowance for expected credit losses	(9,741)	(11,049)
Trade accounts receivable, net	$268,438	$267,439
Other receivables (a)	$33,865	$43,627
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Change in provision for expected credit losses	$45	$(882)	$226	$(2,919)

At September 30, 2026, $7.5 million of the Company's trade accounts receivable were past due by twelve months or more, with $5.7 million of this amount reserved. The change in provision for credit losses for the three and nine months ended September 30, 2025 included the recoveries of $1.2 million and $3.4 million, respectively, of a previously reserved balance for an HE customer who became insolvent in the fourth quarter of 2024.

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

No proceeds were received from the AR Facility during the nine months ended September 30, 2026. The Company received proceeds of $10.0 million during the nine months ended September 30, 2025.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	September 30 2026	December 31 2025
Net amounts sold under factoring arrangements	$18.7	$16.4
Program capacities	20.4	21.1

6. Inventories

Inventories consist of the following:

(In thousands)	September 30 2026	December 31 2025
Finished goods	$12,301	$10,484
Work-in-process	11,905	13,679
Raw materials and purchased parts (a)	66,141	107,056
Stores and supplies	41,925	40,499
Total inventories	$132,272	$171,718
(a) Decrease during the nine months ended September 30, 2026 includes the impairment of inventories as a result of the Company's decision to exit certain Rail contracts. See Note 3, Contract Exits for additional details.

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	September 30 2026	December 31 2025
Land and improvements	$24,239	$24,541
Buildings and improvements	161,811	162,000
Machinery and equipment	1,451,444	1,493,339
Uncompleted construction	38,793	25,520
Gross property, plant and equipment	1,676,287	1,705,400
Less: Accumulated depreciation	(1,276,717)	(1,281,301)
Property, plant and equipment, net	$399,570	$424,099

8. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Finance leases:
Depreciation expense	$1,551	$1,868	$4,813	$4,686
Interest on lease liabilities	353	398	1,088	1,099
Operating leases	3,081	3,402	9,759	10,315
Variable and short-term lease expense	8,484	8,507	25,648	24,228
Sublease income	(2)	(2)	(6)	(5)
Total lease expense	$13,467	$14,173	$41,302	$40,323

9. Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the nine months ended September 30, 2026, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting unit's fair value was less than its carrying amount, which would require a further interim impairment analysis. However, unfavorable economic conditions, including continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to the Company's reporting unit in a future period.

10. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	September 30 2026	December 31 2025
Senior Secured Credit Facilities:
Term Loan	$370,694	$477,500
Revolving Credit Facility	—	526,000
5.75% Senior Notes	—	475,000
Other financing payable (including finance leases) in varying amounts	21,923	26,763
Total debt obligations	392,617	1,505,263
Less: deferred financing costs	(3,189)	(10,818)
Total debt obligations, net of deferred financing costs	389,428	1,494,445
Less: current maturities of long-term debt	(8,202)	(14,373)
Long-term debt	$381,226	$1,480,072

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

In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of CE, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives the Company was evaluating at that time. As a result of this amendment and the distribution of CE, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 3.00x for the quarter ended June 30, 2026 and for each quarter thereafter, inclusive of the quarter ended September 30, 2026. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Interest Coverage Ratio remained at 2.50x. The Company capitalized $1.8 million of fees incurred related to the amendment.

In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the Interest Coverage Ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At September 30, 2026, as calculated pursuant to the Credit Agreement, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 1.93x and the total Interest Coverage Ratio was 4.79x. Based on balances and covenants in effect at September 30, 2026, the Company could increase Net Debt by $163.0 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $54.3 million or interest expense could increase by $29.1 million and the Company would remain in compliance with these covenants.

The Credit Agreement imposes certain restrictions including, but not limited to, restrictions as to types and amounts of debt or liens that may be incurred by the Company; limitations on increases in dividend payments; limitations on repurchases of the Company’s stock and limitations on certain acquisitions by the Company.

With respect to the Senior Secured Credit Facilities, the obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors.

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

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Unused debt commitment and amendment fees	$—	$—	$(96)	$8
Factoring fees	(162)	(133)	(604)	(711)
Facility fees and debt-related income (expense)	$(162)	$(133)	$(700)	$(703)

11. Employee Benefit Plans*

	Three Months Ended
	September 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$255	$324
Interest costs	2,031	2,313	7,343	7,832
Expected return on plan assets	(2,286)	(2,562)	(7,752)	(6,875)
Recognized prior service costs	—	—	107	122
Recognized actuarial losses	750	785	3,743	3,920
Defined benefit pension plan net periodic pension cost (benefit)	$495	$536	$3,696	$5,323

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$778	$951
Interest costs	6,094	6,939	22,214	23,137
Expected return on plan assets	(6,860)	(7,685)	(23,305)	(20,314)
Recognized prior service costs	—	—	325	358
Recognized actuarial losses	2,251	2,355	11,314	11,581
Defined benefit pension plans net periodic pension cost (benefit)	$1,485	$1,609	$11,326	$15,713

Cash contributions to U.S. and international defined benefit pension plans totaled $1.2 million and $0.7 million for the nine months ended September 30, 2026, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2026 for the U.S. and international defined benefit pension plans is $0.4 million and $0.2 million, respectively.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

12. Income Taxes*

Income tax expense from continuing operations for the three and nine months ended September 30, 2026 was $7.8 million and $53.5 million, respectively, compared with an $0.8 million and $5.1 million income tax benefit for the three and nine months ended September 30, 2025, respectively. The change during the three months ended September 30, 2026 is primarily due to business improvement in both HE and Rail. The change during the nine months ended September 30, 2026 is primarily due to $34.0 million of tax expense related to the deferred tax asset write-off in the U.S. as a result of the Transactions during the nine months ended September 30, 2026, which did not occur during the nine months ended September 30, 2025, along with business improvement in both HE and Rail. In addition, no tax benefit was recorded on the total net loss of $195.9 million recognized during the nine months ended September 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, as well as on the $33.3 million of Transaction-related costs incurred during the nine months ended September 30, 2026.

The reserve for uncertain tax positions on September 30, 2026 and December 31, 2025 was $5.7 million and $6.7 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $2.0 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2026	December 31 2025
Current portion of environmental liabilities (a)	$7,401	$9,020
Long-term environmental liabilities	19,105	19,105
Total environmental liabilities	$26,506	$28,125
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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million. During the fourth quarter of 2025, the Company recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the agreement to sell a significant quantity of processed material to a regional buyer. The Company is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. The Company's current reserve of $25.9 million at September 30, 2026 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's former customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "3rd Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the 3rd Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the 3rd Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of September 30, 2026). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $51 million as of September 30, 2026) and the Company would pay approximately 66 million Brazilian reais (or approximately $13 million as of September 30, 2026) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. In October 2026, the appeals court held hearings on the Company's pending appeals, taking two of the appeals under review but denying the Company's challenge to the underlying injunction. However, litigation proceedings remain stayed at the trial court level.

In a related action, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding on September 30, 2025 (the "Criminal Action") before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and the Company and are seeking 431 million Brazilian reais (or approximately $83 million as of September 30, 2026) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and the Company submitted their respective defenses in January 2026.

The Company denies that any environmental damage occurred and will defend itself vigorously in both the Civil Public Action and the Criminal Action. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, the Company does not believe that a loss relating to these matters is probable.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two intentional violations and issued a fine of €25 thousand. Both the Company and the APPO appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and the Company withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. On July 8, 2026, the APPO concluded its investigation into the residents' claims and announced legal proceedings against the customer. The Company is not a defendant in those proceedings.

On July 11, 2018, the Company entered into an agreement with Orion Metals Mining Pty Ltd. (“Orion”) to provide slag processing services at Orion’s Highveld facility in South Africa. On October 3, 2018, the Company received a demand letter from Orion, asserting that the Company had failed to maintain minimum monthly processing requirements in breach of said agreement. The parties entered arbitration, with Orion filing a Statement of Claim on February 15, 2019, asserting approximately $29.1 million as of September 30, 2026, exclusive of interest, in damages for alleged claims for misrepresentation, rescission and breach of contract. On September 4, 2019, the Company counterclaimed, asserting approximately $3.5 million as of September 30, 2026 against Orion and its sureties for damages arising from Orion’s unlawful repudiation of the agreement. The matter thereafter became dormant, with Orion taking no action to prosecute its claims for nearly five years. In March 2025, Orion sought to revive the proceedings and its claims. On August 22, 2025, the Company brought a dismissal application seeking an award that Orion’s claims be dismissed for inordinate and inexcusable delay, which Orion has opposed. On June 30, 2026, the arbitrator awarded the Company its costs for the dismissal applications hearing, requested that Orion pay the arbitrator's costs and disallowed Orion from the recovery of any interest for the time period from September 30, 2019 through March 19, 2025. On October 7, 2026, Orion filed a notice of intent to amend its Statement of Claims in arbitration. Objections to the proposed amendment are due by November 13, 2026. The Company vigorously contests all allegations made against it. Due to the multiple defenses and counterclaims available, the Company does not believe a loss is probable or estimable at this time.

CSN Property Claims
On August 14, 2026, the Company was notified that CSN filed a petition against the Company in the 3rd Civil Court for the Judicial District of Volta Redonda allegedly arising from the Company's prior operations at the customer's site in Brazil. The petition seeks the appointment of a technical expert to provide liability assessments relating to (i) the collapse of two structural columns at the customer's warehouse in January 2022, and (ii) the condition of the customer's site assets and property upon the Company's exit from the site in July 2024. The Company filed its response on September 14, 2026, asserting lack of proper jurisdiction and requesting appointment of a proposed expert. The Company vigorously denies liability with respect to these matters and contests all allegations made against it.

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil under an administrative litigation procedure, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $8.2 million as of September 30, 2026. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment. On July 24, 2026, the Municipal Higher Administrative Court ordered that due diligence be conducted to determine whether all the assessed services were involved in the metal recovery activity. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
The Company intends to continue its practice of vigorously defending itself against this tax claim under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to this claim on a quarterly basis; however, it is not possible to predict the ultimate outcome.

Representations and Warranties Insurance Coverage Claim
In connection with its acquisition of Stericycle’s environmental solutions business in 2020, the Company purchased insurance to insure against losses arising from breaches of the representations and warranties contained in the purchase agreement. The Company later made claims against these policies and is currently the plaintiff in a lawsuit against an insurance carrier in New York State to enforce these claims. In accordance with accounting standards for gain contingencies, the Company has not recognized any potential assets or income associated with the lawsuit against this carrier in the accompanying financial statements. The Company will recognize a gain, if any, only when it is fully realized or realizable, and this gain may be material in that period.

Asbestos Actions
The Company is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
As of September 30, 2026, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of September 30, 2026, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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

14. Reconciliation of Basic and Diluted Shares*

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2026	2025	2026	2025
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders, net of tax	$4,533	$(22,144)	$(318,128)	$(74,444)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	28,169	26,888	27,828	26,848
Dilutive effect of stock-based compensation	462	—	—	—
Weighted-average shares outstanding - diluted	28,631	26,888	27,828	26,848
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$0.16	$(0.82)	$(11.43)	$(2.77)
Diluted	$0.16	$(0.82)	$(11.43)	$(2.77)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Restricted stock units	—	679	479	684
Stock appreciation rights	—	1,015	747	1,049
Performance share units	291	631	255	693

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

15. Stock-Based Compensation

In connection with the Transactions, outstanding liability and equity awards under Legacy Enviri's long-term incentive plan ("LTIP") became fully vested during the nine months ended September 30, 2026. Accordingly, the Company recognized $9.3 million of compensation expense related to the acceleration of such incentive compensation awards during the nine months ended September 30, 2026, which was recorded within Operating income (loss) from continuing operations. In addition, the Company recognized $4.7 million of stock-based compensation expense within Income (loss) from discontinued operations related to awards held by former employees of CE. Following the closing of the Transactions, no future awards may be granted under Legacy Enviri's equity compensation plans, which have been terminated.

During the nine months ended September 30, 2026, the Company settled certain in-the-money stock appreciation rights ("SARs") in connection with the Transactions, which included a cash payment of $16.5 million and the issuance of 709,542 replacement SARs in the Company. In addition, the Company issued 136,321 replacement SARs in the Company for certain SARs that were not in-the-money at the time of the Transactions. The Company recognized $0.1 million of incremental expense related to the issuance of the replacement SARs. The replacement SARs have a weighted-average exercise price of $8.89 and there is no future service requirement. Also during the nine months ended September 30, 2026, Legacy Enviri settled deferred compensation in shares to the Company's Board of Directors for $2.6 million and in cash-based performance stock units ("PSUs") to employees for $12.5 million that were previously liability-classified.

On June 15, 2026, the Company granted new equity awards that consisted of restricted stock units ("RSUs") and PSUs under the Company's 2026 Omnibus Incentive Plan. This included 484,031 RSUs granted to the Company's employees with a weighted-average grant fair value of $20.71 per share and vest over a three-year period or upon a specified retirement or years of service criteria. PSUs of 290,871 were granted to the Company's employees with a weighted-average fair value of $28.68 per share and vest over a three-year performance period based on the Company's stock price performance. In addition, 43,750 RSUs were granted to Directors with a weighted-average grant fair value of $20.71 per share and vest over a one-year period.

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2026
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$—	$8,514	$8,514
Interest rate swaps	Other current assets	3,983	—	3,983
Interest rate swaps	Other assets	2,247	—	2,247
Total		$6,230	$8,514	$14,744

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$—	$11,398	$11,398
Total		$—	$11,398	$11,398

December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	$313
Total		$1,236	$1,340	$2,576

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $4.1 million at September 30, 2026 and a $0.3 million net liability at December 31, 2025.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025

Foreign currency exchange forward contracts	$(7)	$97	$(20)	$503
Interest rate swaps	2,404	230	(461)	(119)
	$2,397	$327	$(481)	$384

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Foreign currency exchange forward contracts	$324	$(2,214)	$(849)	$1,392
Interest rate swaps	6,363	(3,850)	(1,333)	(349)
	$6,687	$(6,064)	$(2,182)	$1,043

The locations and amounts of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	September 30
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$63,757	$(7,796)	$68,940	$(8,873)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	461	—	119
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	20	—	(503)	—

	Nine Months Ended
	September 30
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$195,520	$(24,562)	$197,397	$(26,318)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	1,333	—	349
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	849	—	(1,392)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2026	2025	2026	2025
Foreign currency exchange forward contracts	Cost of services and products sold	$3,047	$3,841	$17,156	$(42,296)
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2026 and December 31, 2025, the notional amounts of foreign currency exchange forward contracts were $679.9 million and $639.0 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through March 2027.
In addition to foreign currency exchange forward contracts, the Company had designated a loan as a hedge of its net investment in an international subsidiary. The Company settled this loan during the three months ended September 30, 2026. Prior to settlement, the Company recorded pre-tax net gains of $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, in OCI. The Company recorded pre-tax net losses of $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At September 30, 2026 and December 31, 2025, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $391.7 million and $1,504.7 million, respectively, compared with a carrying value of $392.6 million and $1,505.3 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

	Three Months Ended September 30, 2026
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$273,377	$51,652	$325,029	$—	$325,029
Less:
Cost of services and products sold	223,463	26,533	249,996	—	249,996
Selling, general and administrative expenses	28,310	13,544	41,854	13,952	55,806
Other segment activities (a)	2,085	(7,030)	(4,945)	624	(4,321)
Operating income (loss) from continuing operations	$19,519	$18,605	$38,124	$(14,576)	$23,548
Plus:
Interest income					2,539
Interest expense					(7,796)
Facility fees and debt-related income (expense)					(162)
Defined benefit pension income (expense)					(3,919)
Income (loss) from continuing operations before income taxes and equity in income					$14,210

Other Segment Information:
Depreciation	$26,602	$1,287	$27,889	$216	$28,105
Amortization (b)	$569	$54	$623	$466	$1,089
Capital expenditures	$18,996	$2,243	$21,239	$50	$21,289

	Three Months Ended September 30, 2025
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$261,131	$63,633	$324,764	$—	$324,764
Less:
Cost of services and products sold	219,486	58,177	277,663	—	277,663
Selling, general and administrative expenses	25,514	11,585	37,099	14,662	51,761
Other segment activities (a)	2,897	2,505	5,402	(1,985)	3,417
Operating income (loss) from continuing operations	$13,234	$(8,634)	$4,600	$(12,677)	$(8,077)
Plus:
Interest income					552
Interest expense					(8,873)
Facility fees and debt-related income (expense)					(133)
Defined benefit pension income (expense)					(5,490)
Income (loss) from continuing operations before income taxes and equity in income					$(22,021)

Other Segment Information:
Depreciation	$28,047	$1,151	$29,198	$225	$29,423
Amortization (b)	$567	$299	$866	$967	$1,833
Capital expenditures	$19,513	$1,819	$21,332	$82	$21,414

	Nine Months Ended September 30, 2026
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$796,254	$40,165	$836,419	$—	$836,419
Less:
Cost of services and products sold	663,410	208,184	871,594	—	871,594
Selling, general and administrative expenses	83,449	35,632	119,081	38,155	157,236
Other segment activities (a)	6,871	1,787	8,658	25,691	34,349
Operating income (loss) from continuing operations	$42,524	$(205,438)	$(162,914)	$(63,846)	$(226,760)
Plus:
Interest income					3,577
Interest expense					(24,562)
Facility fees and debt-related income (expense)					(700)
Defined benefit pension income (expense)					(11,773)
Income (loss) from continuing operations before income taxes and equity in income					$(260,218)

Other Segment Information:
Depreciation	$81,936	$3,668	$85,604	$680	$86,284
Amortization (b)	$1,709	$584	$2,293	$2,567	$4,860
Capital expenditures	$57,107	$5,534	$62,641	$270	$62,911

	Nine Months Ended September 30, 2025
(in thousands)	Harsco Environmental	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	$762,246	$191,543	$953,789	$—	$953,789
Less:
Cost of services and products sold	641,697	173,157	814,854	—	814,854
Selling, general and administrative expenses	77,636	34,490	112,126	45,479	157,605
Property, plant and equipment charge	7,386	—	7,386	—	7,386
Other segment activities (a)	7,969	5,717	13,686	(5,130)	8,556
Operating income (loss) from continuing operations	$27,558	$(21,821)	$5,737	$(40,349)	$(34,612)
Plus:
Interest income					1,420
Interest expense					(26,318)
Facility fees and debt-related income (expense)					(703)
Defined benefit pension income (expense)					(16,246)
Income (loss) from continuing operations before income taxes and equity in income					$(76,459)

Other Segment Information:
Depreciation	$80,602	$3,234	$83,836	$761	$84,597
Amortization (b)	$1,678	$472	$2,150	$2,876	$5,026
Capital expenditures	$58,864	$4,229	$63,093	$188	$63,281
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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2026
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$64,734	$31,167	$95,901
Western Europe	103,718	14,023	117,741
Latin America (b)	43,671	804	44,475
Asia-Pacific	30,683	5,658	36,341
Middle East and Africa	24,946	—	24,946
Eastern Europe	5,625	—	5,625
Total Revenues	$273,377	$51,652	$325,029
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$248,682	$—	$248,682
Ecoproducts	17,531	—	17,531
Environmental systems for aluminum dross and scrap processing	7,164	—	7,164
Railway track maintenance equipment	—	11,123	11,123
After-market parts and services; safety and diagnostic technology	—	28,995	28,995
Railway contracting services	—	11,534	11,534
Total Revenues	$273,377	$51,652	$325,029

	Three Months Ended
	September 30, 2025
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$57,750	$33,865	$91,615
Western Europe	101,108	22,216	123,324
Latin America (b)	38,815	312	39,127
Asia-Pacific	31,971	7,240	39,211
Middle East and Africa	26,562	—	26,562
Eastern Europe	4,925	—	4,925
Total Revenues	$261,131	$63,633	$324,764

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$241,417	$—	$241,417
Ecoproducts	14,980	—	14,980
Environmental systems for aluminum dross and scrap processing	4,734	—	4,734
Railway track maintenance equipment	—	18,538	18,538
After-market parts and services; safety and diagnostic technology	—	31,227	31,227
Railway contracting services	—	13,868	13,868
Total Revenues	$261,131	$63,633	$324,764

	Nine Months Ended
	September 30, 2026
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$185,782	$47,671	$233,453
Western Europe	303,398	(28,641)	274,757
Latin America (b)	126,917	4,792	131,709
Asia-Pacific	88,290	16,261	104,551
Middle East and Africa	76,543	82	76,625
Eastern Europe	15,324	—	15,324
Total Revenues	$796,254	$40,165	$836,419
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$734,490	$—	$734,490
Ecoproducts	44,845	—	44,845
Environmental systems for aluminum dross and scrap processing	16,919	—	16,919
Railway track maintenance equipment	—	(90,288)	(90,288)
After-market parts and services; safety and diagnostic technology	—	89,414	89,414
Railway contracting services	—	41,039	41,039
Total Revenues	$796,254	$40,165	$836,419

	Nine Months Ended
	September 30, 2025
(In thousands)	Harsco Environmental	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$170,589	$101,459	$272,048
Western Europe	304,056	72,262	376,318
Latin America (b)	106,485	2,745	109,230
Asia-Pacific	90,363	15,077	105,440
Middle East and Africa	76,668	—	76,668
Eastern Europe	14,085	—	14,085
Total Revenues	$762,246	$191,543	$953,789
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$709,072	$—	$709,072
Ecoproducts	38,497	—	38,497
Environmental systems for aluminum dross and scrap processing	14,677	—	14,677
Railway track maintenance equipment	—	67,258	67,258
After-market parts and services; safety and diagnostic technology	—	78,498	78,498
Railway contracting services	—	45,787	45,787
Total Revenues	$762,246	$191,543	$953,789
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

The Company had contract assets totaling $36.5 million and $69.1 million at September 30, 2026 and December 31, 2025, respectively. The Company had advances on contracts totaling $8.6 million and $8.2 million at September 30, 2026 and December 31, 2025, respectively. The decrease in contract assets is due principally to the Company's decision to exit the Network Rail and Deutsche Bahn contracts, as discussed in further detail in Note 3, Contract Exits. During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $6.5 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and nine months ended September 30, 2025, the Company recognized revenues of $0.5 million and $22.9 million, respectively, related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of the Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2027	$16,756	$4,557
2028	15,361	7,687
2029	7,860	825
2030	5,571	106
2031	5,571	—
Thereafter	4,961	—
Total remaining performance obligations	$56,080	$13,175

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

As discussed in Note 3, Contract Exits, the Company recorded a loss of $195.9 million during the nine months ended September 30, 2026, which includes a $11.5 million favorable adjustment recorded during the three months ended September 30, 2026, related to the exits of the Network Rail and Deutsche Bahn contracts.

For the Network Rail contract, no adjustment was made to the forward loss provision for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the forward loss provision totaled $11.3 million, primarily related to increased estimated manufacturing and material costs.

For the three months ended September 30, 2025, no adjustment was made to the forward loss provision for the Deutsche Bahn contract. During the nine months ended September 30, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.

The Company continues to perform under the SBB contract. For the nine months ended September 30, 2026, no adjustment was made to the forward loss provision. For the three months ended September 30, 2025, the Company recorded a loss provision of $1.3 million due to higher estimated commissioning, manufacturing, assembly, and logistics costs as progress was made towards prototype commissioning of the universal vehicle during the quarter. For the nine months ended September 30, 2025, the forward loss provision totaled $7.2 million.

The estimated forward loss provision for the SBB contract represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete this contract may change, which could result in an additional estimated forward loss provision at such time that could be material in any one period.

As of September 30, 2026, the contract with SBB is 93% complete, based on costs incurred under the cost-to-cost method to measure progress.

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

19. Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2026	2025	2026	2025
Employee termination benefit costs	$3,084	$5,346	$13,234	$8,881
Other costs (income) for exit activities (a)	(9,856)	238	(9,083)	3,882
Costs related to the Transactions (b)	3,534	—	33,256	—
Asset impairments	—	—	621	583
Net gains on sale of assets	(419)	(207)	(3,505)	(1,379)
Other expense (income), net	$(3,657)	$5,377	$34,523	$11,967
(a) Includes the $7.9 million gain from the GBM transaction during the three months ended September 30, 2026. See Note 3, Contract Exits, for additional details.
(b) Includes costs related to the Transactions. For the three months ended September 30, 2026, these costs are employee termination benefit costs including retention payments of $3.0 million and certain transaction related costs of $0.5 million. For the nine months ended September 30, 2026, these costs are employee termination benefit costs including change-in-control payments to former management and retention payments of $17.3 million, accelerated stock compensation expense and related costs of $12.6 million and certain transaction related costs of $3.2 million.

20. Components of Accumulated Other Comprehensive Loss*
AOCI is included on the Condensed Consolidated Statements of Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2026 and 2025, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2025	$(199,071)	$15	$(315,450)	$25	$(514,481)
OCI before reclassifications (a)(b)	1,931	6,679	4,342	20	12,972
Amounts reclassified from AOCI, net of tax	—	(2,001)	13,890	—	11,889
Total OCI	1,931	4,678	18,232	20	24,861
Less: OCI attributable to noncontrolling interests	(863)	—	—	—	(863)
OCI attributable to Enviri Corporation	1,068	4,678	18,232	20	23,998
Balance at September 30, 2026	$(198,003)	$4,693	$(297,218)	$45	$(490,483)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	(229,257)	3,769	(311,919)	22	(537,385)
OCI before reclassifications (a)(b)	27,995	(4,935)	(18,649)	1	4,412
Amounts reclassified from AOCI, net of tax	—	909	13,683	—	14,592
Total OCI	27,995	(4,026)	(4,966)	1	19,004
Less: OCI attributable to noncontrolling interests	(1,355)	—	—	—	(1,355)
OCI attributable to Enviri Corporation	26,640	(4,026)	(4,966)	1	17,649
Balance at September 30, 2025	(202,617)	(257)	(316,885)	23	(519,736)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedging instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2026	2025	2026	2025
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(20)	$503	$(849)	$1,392	Product revenues
Interest rate swaps	(461)	(119)	(1,333)	(349)	Interest expense
Total before income taxes	(481)	384	(2,182)	1,043
Income taxes	—	103	181	(134)
Total reclassification of cash flow hedging instruments, net of tax	$(481)	$487	$(2,001)	$909

Amortization of defined benefit pension items (c):
Actuarial losses	$4,493	$4,705	$13,565	$13,936	Defined benefit pension income (expense)
Prior service costs	107	122	325	358	Defined benefit pension income (expense)
Total before income taxes	4,600	4,827	13,890	14,294
Income taxes	—	(204)	—	(611)
Total reclassification of defined benefit pension items, net of tax	$4,600	$4,623	$13,890	$13,683
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 11, Employee Benefit Plans, for additional details.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

21. Subsequent Event

Deutsche Bahn Contract
As noted previously, in October 2026, the Company executed an agreement with Deutsche Bahn to end the ETO contract for the track utility vehicles. As a result, the Company returned approximately $73 million of advance payments previously received, which had been accrued, and was released from all obligations under this contract, including the related performance bonds. In addition, restricted cash of $48.9 million that was used to support contingent commercial commitments related to this contract will no longer be restricted.

Clean Earth Sale Post-Closing Adjustment
In October 2026, the Company agreed to the final closing statement for the sale of CE to Veolia and received additional proceeds of $4.9 million.

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

CE Holdings, which holds Clean Earth, and the Company entered into a Transition Services Agreement on June 1, 2026 (the "Transition Services Agreement"), pursuant to which the Company provides certain services to CE Holdings on an interim, transitional basis. The services provided include finance, legal, human resources, information technology, facilities and other general and administrative functions. The Transition Services Agreement specifies the fees payable for these services. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which is up to twelve months following the closing of the Merger.

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

Notwithstanding the legal form of the Spin-Off described elsewhere in this Quarterly Report on Form 10-Q, the Company is treated as the “accounting spinnor” of CE Holdings and is the “accounting successor” to Legacy Enviri for accounting and financial reporting purposes. Therefore, the historical financial statements of the Company, with respect to periods prior to June 1, 2026, have been represented by the historical financial statements of Legacy Enviri and the results of Clean Earth are reported as discontinued operations, in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations. As such, the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 have been recast to reflect the after tax operating results of CE. In addition, certain costs related to the Transactions, interest expense related to the portion of the Company's total debt that was required to be repaid on June 1, 2026 and fees related to the Company's AR Facility that was required to be terminated at the closing of the Transactions, are also reflected in Income (loss) from discontinued operations, net of tax. CE's assets and liabilities have been reclassified as held-for-sale in the Company's Consolidated Balance Sheets as of December 31, 2025, which were previously classified as held-for-use.

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

The Company's continuing operations consist of two reportable segments: Harsco Environmental and Harsco Rail. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. Rail is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems and contracting solutions, which support railroad and transit customers worldwide.

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

Rail had been manufacturing engineered-to-order ("ETO") equipment under significant long-term fixed-price contracts with SBB, Network Rail and Deutsche Bahn. In June 2026, the Company informed Network Rail that it had ceased all activities relating to its ETO contract to build stoneblower rail maintenance vehicles, and the associated manufacturing facilities have been closed. Also, in June 2026, the Company ceased all activities relating to its ETO contract to deliver utility track vehicles with Deutsche Bahn. As a result of these actions, the Company recorded a loss of $207.4 million during the three months ended June 30, 2026, which includes non-cash impairment charges of $40.5 million related to net contract assets, $21.5 million of inventory and $12.9 million of prepaid balances specific to the projects, as well as an estimated incremental liability of approximately $133 million to address future obligations related to these contracts. In October 2026, the Company executed an agreement with Deutsche Bahn to end this contract. As a result, the Company returned approximately $73 million of advance payments previously received, which had been accrued, and was released from all obligations under the contract, including the related performance bonds. In connection with the release from the performance bond obligation, the Company recorded a favorable adjustment of $11.5 million to Cost of products sold - Rail contract exit-related adjustments during the three months ended September 30, 2026. Of the cumulative net loss recorded, $136.5 million was recorded during the nine months ended September 30, 2026 as a reduction to Product revenues - Rail contract exit-related adjustments and $(11.5) million and $59.4 million were recorded during the three and nine months ended September 30, 2026, respectively, to Cost of products sold - Rail contract exit-related adjustments in the Condensed Consolidated Statements of Operations.

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

On August 10, 2026, the Company entered into a definitive agreement with GBM to sell all project-related assets related to the Deutsche Bahn contract, including inventory and intellectual property, to GBM for up to €37.5 million, or $42.5 million at September 30, 2026, payable over three installments. During the three months ended September 30, 2026, the Company recognized a gain of €7.0 million, or $7.9 million, in Other expense (income), net in the Company's Consolidated Statements of Operations related to the receipt of the first installment, which is non-refundable. The remaining consideration of €30.5 million, or $34.6 million at September 30, 2026, is payable upon satisfaction of certain conditions and remains subject to adjustment under the agreement with GBM and will be recognized once these conditions are met, which is currently expected in the fourth quarter of 2026 for the second installment and in the first half of 2027 for the third installment.

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

Through the proceeds from the CE Holdings Note set aside in the Company's initial balance sheet subsequent to the closing of the Transactions, the Company has sufficient cash available to settle any future cash payments required as a result of exiting these contracts.

Significant Items Impact
The Company's Total revenues and Operating income (loss) from continuing operations were impacted by the following significant items during the three and nine months ended September 30, 2026 and 2025:

Total Revenues:

		Favorable (Unfavorable) Impact
		Three Months Ended		Nine Months Ended
		September 30		September 30
Item (in millions)	Segment	2026	2025	2026	2025
Contract exits	Rail	$—	$—	$(136.5)	$—
Adjustments related to certain estimated forward loss provisions	Rail	—	—	—	12.2
Total		$—	$—	$(136.5)	$12.2

Operating Income (Loss) from Continuing Operations:

		Favorable (Unfavorable) Impact
		Three Months Ended		Nine Months Ended
		September 30		September 30
Item (in millions)	Segment	2026	2025	2026	2025
Contract exits	Rail	$11.5	$—	$(195.9)	$—
Gain related to transfer of exited contract	Rail	7.9	—	7.9	—
Adjustments related to certain estimated forward loss provisions	Rail	—	(1.6)	—	(7.0)
Restructuring and related costs	Rail	—	(1.9)	(8.1)	(1.9)
Restructuring and related costs	HE	(3.1)	(3.5)	(5.5)	(6.9)
Property, plant and equipment impairment charge	HE	—	—	—	(7.4)
Transaction-related costs	Corporate	(3.4)	—	(30.9)	—
Transaction-related costs	HE	(0.1)	—	(2.4)	—
Total		$12.8	$(7.0)	$(234.9)	$(23.2)

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except percentages)	2026	2025	2026	2025
Revenues:
Harsco Environmental	$273.4	$261.1	$796.3	$762.2
Harsco Rail	51.7	63.6	40.2	191.5
Total Revenues	$325.0	$324.8	$836.4	$953.8
Operating income (loss):
Harsco Environmental	$19.5	$13.2	$42.5	$27.6
Harsco Rail	18.6	(8.6)	(205.4)	(21.8)
Corporate	(14.6)	(12.7)	(63.8)	(40.3)
Total operating income (loss)	$23.5	$(8.1)	$(226.8)	$(34.6)
Operating margin:
Harsco Environmental	7.1%	5.1%	5.3%	3.6%
Harsco Rail	36.0%	(13.6)%	(511.5)%	(11.4)%
Consolidated operating margin	7.2%	(2.5)%	(27.1)%	(3.6)%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2025	$261.1	$762.2
Net effects of price/volume changes, primarily attributable to volume changes and services mix	13.1	18.8
Impact of foreign currency translation	(0.8)	15.3
Revenues — September 30, 2026	$273.4	$796.3
The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2026:

Factors Positively Impacting Operating Income:
•Higher revenues from environmental service contracts during the three and nine months ended September 30, 2026, when compared with the three and nine months ended September 30, 2025, from overall service levels at certain sites, net of the impact from new and lost contracts and partially offset by an unfavorable service mix and higher costs at certain sites, including higher fuel costs.
•The nine months ended September 30, 2025 included a property, plant and equipment impairment ("PP&E") charge of $7.4 million related to a site exit in Europe, which did not reoccur during the nine months ended September 30, 2026.
•An increase in sales from ecoproducts due to higher demand during the three and nine months ended September 30, 2026 resulted in an increase in operating income of $2.6 million and $3.6 million, respectively, when compared to the same periods in the prior year.
•The nine months ended September 30, 2026 included higher net gains from the sale of assets of $2.1 million when compared to the nine months ended September 30, 2025.

Factors Negatively Impacting Operating Income:
•An increase in selling, general and administrative expenses ("SG&A") negatively impacted operating income by $2.7 million and $4.2 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to higher compensation costs of $1.9 million for both periods and an increase in the change in the Company's provision for expected credit losses of $0.9 million and $3.2 million, respectively, which was principally driven by the recovery of a previously reserved trade accounts receivable during the nine months ended September 30, 2025 that did not repeat in 2026.

•The nine months ended September 30, 2026 included $2.4 million of additional expense related to employer payroll taxes arising from the accelerated vesting of the Company's long-term incentive plan equity awards ("LTIP") for certain employees as a result of the closing of the Transactions on June 1, 2026, which did not occur during the nine months ended September 30, 2025.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2025	$63.6	$191.5
Net effect of price/volume changes, primarily attributable to volume changes	(12.2)	(5.3)
Adjustments related to the exit of certain contracts (a)	—	(136.5)
Adjustments related to certain estimated forward loss provisions (b)	—	(12.2)
Impact of foreign currency translation	0.3	2.7
Revenues — September 30, 2026	$51.7	$40.2
(a) Due to the Company's decision to exit its long-term contracts with Network Rail and Deutsche Bahn during the nine months ended September 30, 2026 for the manufacturing of certain equipment, as referenced above in Executive Overview.
(b) Due to an amendment to the Deutsche Bahn contract during the nine months ended September 30, 2025, as referenced in Note 18, Revenues in Item I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2026:

Factors Positively Impacting Operating Income:
•The three months ended September 30, 2026 included the favorable adjustment of $11.5 million related to the agreement with Deutsche Bahn executed in October 2026 and the release of the performance bond obligation, as discussed further above in Executive Overview.
•The three and nine months ended September 30, 2026 included the gain of $7.9 million from GBM for the sale of all project-related assets related to the Deutsche Bahn contract, as discussed further above in Executive Overview.
•A favorable impact to operating income of $4.6 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in the prior year, resulting principally from lower cost inflation for inventories valued on a last-in, first-out basis.
•The three and nine months ended September 30, 2025 included a loss related to the net change in forward estimated loss provisions of $1.6 million and $7.0 million, respectively, related to the Company's Network Rail, Deutsche Bahn and SBB contracts, which did not reoccur during the three and nine months ended September 30, 2026.

Factors Negatively Impacting Operating Income:
•A total net loss of $195.9 million recognized during the nine months ended September 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, which includes the impairment of net contract assets, inventory and prepaid balances specific to the projects, as well as an estimated incremental liability to address future obligations related to these contracts.
•An increase in costs from employee termination benefits and other related costs pertaining to restructuring activities of $6.2 million during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, principally as a result of the Company's decision to exit the Network Rail and Deutsche Bahn contracts, as discussed above, as well as to streamline operations.

General Corporate:

Operating income (loss) from continuing operations was negatively impacted by costs of $3.4 million and $30.9 million during the three and nine months ended September 30, 2026, respectively, related to the Transactions that closed on June 1, 2026. These amounts include employee termination benefit costs, including change-in-control payments to former management and retention costs, of $3.0 million and $17.3 million for the three and nine months ended September 30, 2026, respectively, incremental stock-based compensation related to the accelerated vesting of LTIP's issued to certain employees and related costs of $10.2 million for the nine months ended September 30, 2026 and other transaction costs of $0.4 million and $3.2 million for the three and nine months ended September 30, 2026, respectively. These unfavorable impacts were partially offset by decreases in SG&A of $7.3 million for the nine months ended September 30, 2026, when compared to the same period in 2025. SG&A decreased in the nine months ended September 30, 2026 primarily due to lower net compensation costs from the prior year, including stock-based compensation expense.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(in millions, except per share amounts and percentages)	2026	2025	2026	2025
Total revenues	$325.0	$324.8	$836.4	$953.8
Cost of services and products sold	248.8	274.9	869.8	809.4
Selling, general and administrative expenses	55.8	51.8	157.2	157.6
Research and development expenses	0.6	0.8	1.7	2.1
Property, plant and equipment impairment charge	—	—	—	7.4
Other expense (income), net	(3.7)	5.4	34.5	12.0
Operating income (loss) from continuing operations	23.5	(8.1)	(226.8)	(34.6)
Interest income	2.5	0.6	3.6	1.4
Interest expense	(7.8)	(8.9)	(24.6)	(26.3)
Facility fees and debt-related income (expense)	(0.2)	(0.1)	(0.7)	(0.7)
Defined benefit pension income (expense)	(3.9)	(5.5)	(11.8)	(16.2)
Income (loss) from continuing operations before income taxes and equity in income	14.2	(22.0)	(260.2)	(76.5)
Income tax benefit (expense) from continuing operations	(7.8)	0.8	(53.5)	5.1
Equity in income (loss) of unconsolidated entities, net	—	—	0.1	0.1
Income (loss) from continuing operations	6.4	(21.2)	(313.6)	(71.2)
Income (loss) from discontinued operations	(1.4)	0.2	(109.6)	4.9
Income tax benefit (expense) related to discontinued operations	(0.7)	(1.2)	23.5	(10.5)
Income (loss) from discontinued operations, net of tax	(2.1)	(1.0)	(86.1)	(5.6)
Net income (loss)	$4.4	$(22.2)	$(399.7)	$(76.8)
Total other comprehensive income (loss)	5.1	1.9	24.9	19.0
Total comprehensive income (loss)	$9.5	$(20.3)	$(374.8)	$(57.8)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$0.16	$(0.82)	$(11.43)	$(2.77)
Effective income tax rate for continuing operations	54.9%	3.6%	(20.6)%	6.7%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended September 30, 2026 were relatively consistent with the three months ended September 30, 2025, increasing by $0.3 million, or 0.1%, from the three months ended September 30, 2025. Revenues for the nine months ended September 30, 2026 decreased by $117.4 million, or 12.3%, from the nine months ended September 30, 2025. Foreign currency translation decreased revenues by $0.5 million and increased revenues by $18.0 million during the three and nine months ended September 30, 2026, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended September 30, 2026 decreased by $26.2 million, or 9.5%, when compared to the three months ended September 30, 2025. Cost of services and products sold for the nine months ended September 30, 2026 increased by $60.4 million, or 7.5%, from the nine months ended September 30, 2025. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended	Nine Months Ended
Cost of services and products sold — September 30, 2025	$274.9	$809.4
Change in costs due to changes in revenue volume (a)	(1.5)	7.5
Changes due to costs and revenue mix	(10.5)	(3.6)
Changes in costs from contract exits in Rail (b)	(11.5)	59.4
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (c)	(1.3)	(17.4)
Impact of foreign currency translation	(0.6)	14.8
Other	(0.8)	(0.3)
Cost of services and products sold — September 30, 2026	$248.8	$869.8
(a) Excludes the adjustments to revenue related to the Company's decision to exit its Network Rail and Deutsche Bahn contracts.
(b) Includes losses incurred related to the Company's decision to exit its Network Rail and Deutsche Bahn contracts.
(c) Includes Network Rail, Deutsche Bahn and SBB contracts during the three and nine months ended September 30, 2025.

Selling, General and Administrative Expenses
SG&A for the three months ended September 30, 2026 increased by $4.0 million, or 7.8%, when compared to the three months ended September 30, 2025. SG&A for the nine months ended September 30, 2026 was relatively consistent with the nine months ended September 30, 2025, decreasing by $0.4 million, or 0.2%. The increase during the three months ended September 30, 2026 was principally due to higher professional fees of $2.3 million, primarily as a result of Corporate costs incurred to support and execute certain of the Company's long-term strategies, as well as higher net compensation costs of $1.7 million, mainly by HE and Rail from bonus expense.

SG&A during the nine months ended September 30, 2026 included decreases that primarily included $2.4 million in reduced net compensation costs, contributed mainly by Corporate, $1.4 million in lower travel-related expenses in HE, Rail and Corporate and $1.0 million in decreased professional fees, mainly as a result of Corporate costs incurred in 2025 to support and execute certain of the Company's long-term strategies. These SG&A decreases were partially offset by an unfavorable change in the provision for expected credit losses of $3.2 million, primarily due to the HE recovery of a previously reserved trade accounts receivable during the nine months ended September 30, 2025. In addition, SG&A was negatively impacted by the effect of foreign currency, primarily in HE and Rail, by $2.2 million during the nine months ended September 30, 2026.

Other Expense (Income), Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2026	2025	2026	2025
Employee termination benefit costs	$3.1	$5.3	$13.2	$8.9
Other costs (income) for exit activities (a)	(9.9)	0.2	(9.1)	3.9
Costs related to the Transactions (b)	3.5	—	33.3	—
Asset impairments	—	—	0.6	0.6
Net gains on sale of assets	(0.4)	(0.2)	(3.5)	(1.4)
Other expense (income), net	$(3.7)	$5.4	$34.5	$12.0
(a) Includes the $7.9 million gain from the GBM transaction during the three months ended September 30, 2026.
(b) Includes costs related to the Transactions. For the three and nine months ended September 30, 2026, this included employee termination benefit costs, including change-in-control payments to former management and retention payments of $3.0 million and $17.3 million, respectively, and certain transaction costs of $0.5 million and $3.2 million, respectively. The nine months ended September 30, 2026 also included accelerated stock-based compensation expense, including employer payroll taxes of $12.6 million.

Interest Expense
Interest expense during the three and nine months ended September 30, 2026 decreased by $1.1 million and $1.8 million, compared with the three and nine months ended September 30, 2025. This decrease is mainly driven by the lower balance outstanding, as well as a reduction in interest rates charged on the Company's Term Loan during the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $3.9 million and $11.8 million for the three and nine months ended September 30, 2026, respectively, compared with $5.5 million and $16.2 million for the three and nine months ended September 30, 2025, respectively. This expense decrease is primarily related to a higher expected rate of return on plan assets in the current year, compared to 2025.
Income Tax Expense
Income tax expense from continuing operations for the three and nine months ended September 30, 2026 was $7.8 million and $53.5 million, respectively, compared to an income tax benefit of $0.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. The change during the three months ended September 30, 2026 is primarily due to business improvement in both HE and Rail. The change during the nine months ended September 30, 2026 is primarily due to $34.0 million of tax expense related to the deferred tax asset write-off in the U.S. as a result of the Transactions, which did not occur during the nine months ended September 30, 2025, along with business improvement in both HE and Rail. Additionally, no tax benefit was recorded on the total net loss of $195.9 million recognized during the nine months ended September 30, 2026 related to the Company's decision to exit its contracts with Network Rail and Deutsche Bahn, as well as on the $33.3 million of Transaction-related costs incurred during the nine months ended September 30, 2026.

Income (Loss) from Continuing Operations
Income (loss) from continuing operations was $6.4 million and $(313.6) million for the three and nine months ended September 30, 2026, respectively, compared to Loss from continuing operations of $21.2 million and $71.2 million for the three and nine months ended September 30, 2025, respectively. The primary drivers for these changes are noted above.

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

Loss from discontinued operations was $1.4 million and $109.6 million for the three and nine months ended September 30, 2026, respectively, compared to income from discontinued operations of $0.2 million and $4.9 million for the three and nine months ended September 30, 2025. The unfavorable change during the nine months ended September 30, 2026 was primarily driven by the closing of the Transactions on June 1, 2026, which included costs totaling $85.0 million for the nine months ended September 30, 2026. The year-over-year change was also impacted by lower operating results for CE prior to the closing of the Transactions and higher expense related to the accelerated stock-based compensation expense and retention payments for CE employees, partially offset by lower interest expense allocated to discontinued operations.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $5.1 million and $24.9 million for the three and nine months ended September 30, 2026, respectively, compared to total other comprehensive income of $1.9 million and $19.0 million for the three and nine months ended September 30, 2025. For the three months ended September 30, 2026, the primary driver of this increase was the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the three months ended September 30, 2025, as well as a favorable change in the valuation of the Company's interest rate swaps. For the nine months ended September 30, 2026, the primary driver of the increase was the favorable change in the valuation of the Company's interest rate swaps, partially offset by the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the nine months ended September 30, 2025.

Liquidity and Capital Resources
Amounts included in this Part I. Item 2. Liquidity and Capital Resources are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Cash Flow Summary
During the nine months ended September 30, 2026, there were significant impacts to the Company’s cash flows as a result of the Transactions. The Company received $1.7 billion of proceeds from the Transactions which were used to repay a significant portion of the Company’s debt, repurchase all of the receivables sold under the AR Facility and pay transaction-related costs. In addition, a portion of the proceeds were set aside to support the significant long-term contracts in Rail, including the exit of the Network Rail and Deutsche Bahn contracts. The Revolving Credit Facility’s capacity was reduced to $152.0 million to reflect the requirements of the ongoing business. The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company also expects operational and business needs to be met by cash provided by operations, supplemented with borrowings from time-to-time, principally under the Senior Secured Credit Facilities, and by cash proceeds from asset sales. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2026	2025
Net cash provided (used) by:
Operating activities	$(282.3)	$63.0
Investing activities	1,622.8	(91.0)
Financing activities	(1,187.3)	66.5
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1.9)	2.4
Net change in cash and cash equivalents, including restricted cash	$151.3	$40.9
Net cash (used) provided by operating activities — Net cash used by operating activities for the nine months ended September 30, 2026 was $282.3 million, a decrease in cash flows of $345.3 million from the nine months ended September 30, 2025, due to lower cash net income and a net unfavorable change in working capital. The unfavorable change in cash net income is due principally to costs related to the Transactions, as well as the loss related to the exits of the Network Rail and Deutsche Bahn contracts. The unfavorable working capital changes during the nine months ended September 30, 2026 were principally attributable to the $160.0 million repurchase of receivables under the Company's AR Facility, the timing of accounts receivable, primarily in HE, and the timing of payments for accounts payable, including the payment of accrued costs for the Transactions. These unfavorable working capital changes were partially offset by decreases to working capital, which were primarily the result of the Company's decision to exit certain contracts in Rail and included the estimated incremental liability to address future obligations related to these contracts.

Net cash (used) provided by investing activities — Net cash provided by investing activities during the nine months ended September 30, 2026 was $1.6 billion, compared to net cash used by investing activities of $91.0 million during the nine months ended September 30, 2025. The increase was driven primarily by the proceeds from the $1.7 billion CE Holdings Note received upon the closing of the Transactions during the nine months ended September 30, 2026. Net cash was also favorably impacted by a $5.7 million net favorable change of net proceeds received from the settlement of foreign currency forward exchange contracts and $5.7 million in higher cash received from the sale of assets, primarily by HE. These net inflows were partially offset by a $25.0 million deposit paid in order to secure commercial commitments for certain Rail contracts paid during the nine months ended September 30, 2026, which did not occur in 2025. The net cash provided by investing activities was principally used to repay the Company's total debt, as further discussed below, as well as to fund net cash used by operating activities, such as the repurchase of receivables under the AR Facility.

Net cash (used) provided by financing activities — Net cash used during the nine months ended September 30, 2026 was $1.2 billion, compared with net cash provided of $66.5 million in the nine months ended September 30, 2025, which was primarily due to higher net repayments of the Company's total debt of $1.2 billion during the nine months ended September 30, 2026, as well as an increase in employee tax payments for stock based compensation of $38.5 million, in which the increase was principally due to the Transactions, during the nine months ended September 30, 2026. A payment for the settlement of certain stock appreciation rights of $16.5 million was also made during the nine months ended September 30, 2026, as a result of the Transactions.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	September 30 2026	December 31 2025
By type:
Term Loan	$370.7	$477.5
Revolving Credit Facility	—	526.0
5.75% Senior Notes	—	475.0
Total	$370.7	$1,478.5
By classification:
Current	$—	$5.0
Long-term	370.7	1,473.5
Total	$370.7	$1,478.5

	September 30, 2026
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility	152.0	$—	$8.3	$143.7

Debt Covenants
In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. As a result of this amendment and the distribution of Legacy Enviri's Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 3.00x for the quarter ended June 30, 2026 and for each quarter thereafter, inclusive of the quarter ended September 30, 2026. The Company expects that it will maintain compliance with the amended covenants based on current forecasts.

Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the Company's required Interest Coverage Ratio is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At September 30, 2026, as calculated pursuant to the Credit Agreement, the Company was in compliance with these covenants, as the Total Net Debt to Consolidated Adjusted EBITDA ratio was 1.93x, compared to the permitted maximum ratio of 3.00x, and total Interest Coverage Ratio was 4.79x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at September 30, 2026, the Company could increase Net Debt by $163.0 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $54.3 million or interest expense could increase by $29.1 million and the Company would remain in compliance with these covenants at September 30, 2026.

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

During the nine months ended September 30, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the nine months ended September 30, 2026.

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

At September 30, 2026, the Company's consolidated cash and cash equivalents included $113.0 million held by non-U.S. subsidiaries and approximately 5.1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $43.4 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the year ended December 31, 2025, in connection with the Company's contracts with certain customers, the Company's contingent commercial commitments were updated, in which the terms of the updated agreement with the issuing bank required cash collateral totaling $20.7 million to be maintained until the contingent commercial commitments are released. During the nine months ended September 30, 2026, $6.2 million of this cash collateral was released back to the Company. In addition, as a result of the Transactions, the Company was required to provide an additional $34.4 million of cash collateral to the issuing bank for the contingent commercial commitments during the nine months ended September 30, 2026. These balances are classified as Restricted Cash on the Company's Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025. As part of the agreement with Deutsche Bahn executed in October 2026 to end the ETO contract for the track utility vehicles, $48.9 million of restricted cash will no longer be restricted.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2026 have not changed materially from those described under the heading, "Risk Factors" in the Company's Information Statement.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Amendment No. 1 to Change in Control Severance Agreement

On December 20, 2024, Legacy Enviri entered into an amended and restated change in control severance agreement (the “Change in Control Severance Agreement”) with Russell C. Hochman, President and Chief Executive Officer of the Company.

As discussed in more detail under “Explanatory Note”, a Spin-Off occurred on June 1, 2026, pursuant to which the Company was spun off from Legacy Enviri and the Company assumed the Change in Control Severance Agreement. These transactions constituted a Change in Control under the Change in Control Severance Agreement, and as a result, the Protection Period commenced on June 1, 2026, and will continue for a period of two years.

On November 2, 2026, the Company entered into Amendment No. 1 to the Change in Control Severance Agreement (as amended, the “Amended Change in Control Severance Agreement”). Under the Amended Change in Control Severance Agreement, if the Company terminates the employment of Mr. Hochman during the Protection Period for reasons other than Cause, Disability or Death, or if Mr. Hochman shall terminate his employment for Good Reason, the Company shall pay to Mr. Hochman (i) the compensation accrued through the Date of Termination or otherwise deferred and not yet paid, plus (ii) a lump sum severance payment equal to three times Mr. Hochman’s Highest Base Salary plus three times Mr. Hochman’s highest target incentive compensation then in effect.

The foregoing description of Mr. Hochman’s Amended Change in Control Severance Agreement is qualified in its entirety by reference to the full text of the Amended Change in Control Severance Agreement, which is attached hereto as Exhibit 10.4 and incorporated herein by reference. Capitalized terms not defined herein have the meanings assigned to them in the Amended Change in Control Severance Agreement.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report or incorporated herein by reference:

Exhibit Number	Description
10.1
Amendment No. 1 to the Transition Services Agreement, dated as of July 10, 2026, between CLEH, Inc. and Enviri Corporation (incorporated by reference to Exhibit 10.2 to Enviri’s Quarterly Report on Form 10-Q filed on August 11, 2026, SEC File Number 001-43207).

10.2	Amendment No. 2 to the Transition Services Agreement, dated as of October 30, 2026, between CLEH, Inc. and Enviri Corporation.*
10.3	Offer Letter to Russell C. Hochman, dated as of June 1, 2026.*†
10.4
Amended and Restated Change in Control Severance Agreement, dated as of December 20, 2024, between Enviri Corporation and Russell C. Hochman, as amended by Amendment No. 1 thereto, dated as of November 2, 2026.*†

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

ENVIRI CORPORATION
(Registrant)

DATE	November 5, 2026	/s/ PETER F. MINAN
Peter F. Minan
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 5, 2026	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)